Form 10-Q
period 1996-03-31
HOLMES PROTECTION GROUP INC
filed 1996-05-14
CIK 926764

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

                         Commission file number 0-24510
                                                -------

                         HOLMES PROTECTION GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     Delaware                              06-1070719
- -------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



440 Ninth Avenue, New York, New York              10001-1695
- ----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)


                                 (212) 760-0630
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X          No
                                          -----           -----


Number of shares of Common Stock, par value $.01 per share, outstanding as of May 1, 1996: 4,459,257.

     Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; cancellation rates of subscribers; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans, the Company's indebtedness; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; and other factors.

Part 1 - Financial Information

Item 1.  Financial Statements

                HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (000's omitted, except earnings per share data)
                                  (Unaudited)

                                                                          Three Months Ended
                                                                         March 31,  March  31,
                                                                            1996       1995
                                                                         ---------  ----------
Revenues                                                                  $12,292    $12,584

Cost of sales                                                               6,429      6,179
Selling, general and administrative                                         3,195      3,626
Depreciation and amortization                                               2,663      2,519
                                                                          -------    -------
                                                                           12,287     12,324

   Income from operations                                                       5        260

Other income                                                                   11          4

Interest expense, net                                                        (184)      (207)
                                                                          -------    -------

Income (Loss) before income taxes and cumulative effect of change
 in accounting principle                                                     (168)        57

Provision for income taxes                                                     85         52
                                                                          -------    -------

   Income (Loss) before cumulative effect of change in
   accounting principle                                                      (253)         5

Cumulative effect of change in accounting principle, net of income
 taxes of $1,942                                                                -      2,477
                                                                          -------    -------

   Net Income (Loss)                                                      $  (253)   $ 2,482
                                                                          =======    =======

Earnings (Loss) per common share:

 Earnings (Loss) before cumulative effect of change in accounting
  principle                                                               $ (0.06)   $     0
 Cumulative effect of change in accounting principle                            -       0.55
                                                                          -------    -------
 Net earnings (Loss) per common share                                     $ (0.06)   $  0.55
                                                                          =======    =======

Weighted Average Shares Outstanding                                         4,459      4,459
                                                                          =======    =======

                           (See accompanying notes.)

                HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                                                            March 31,   December 31,
                                                                               1996         1995
                                                                           ------------  ------------
                                                                            (Unaudited)
      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                  $    262      $    435
 Short-term investments                                                                      2,043
 Accounts receivable, less allowance for doubtful accounts of
  $1,119  in 1996 and $1,340 in 1995                                           4,872         4,997
 Inventories                                                                   1,840         1,923
 Prepaid expenses and other                                                    3,480         3,320
                                                                            --------      --------
     Total current assets                                                     10,454        12,718
                                                                            --------      --------

FIXED ASSETS, net                                                             45,940        45,231
SUBSCRIBER CONTRACTS, at cost, less accumulated amortization
  of $23,169 in 1996 and $22,522 in 1995                                      18,247        18,894
TRADENAMES, less accumulated amortization of $1,918 in 1996 and
  $1,875 in 1995                                                               4,191         4,234
OTHER ASSETS                                                                     528           552
                                                                            --------      --------
                                                                            $ 79,360      $ 81,629
                                                                            ========      ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term borrowings                                                      $             $    943
 Current maturities of long-term debt                                          2,452         2,497
 Accounts payable and accrued expenses                                         8,914        10,110
 Deferred revenue                                                              3,310         2,664
 Customer deposits                                                             1,886         1,750
                                                                            --------      --------
     Total current liabilities                                                16,562        17,964
                                                                            --------      --------

LONG-TERM LIABILITIES:
 Long-term debt                                                                4,248         4,862
 Other long-term liabilities                                                     834           834
 Deferred income taxes                                                        10,297        10,297
                                                                            --------      --------
     Total long-term liabilities                                              15,379        15,993
                                                                            --------      --------

SHAREHOLDERS' EQUITY:
 Preferred stock, $1.00 par value; 1,000 authorized; none outstanding              -             -
 Common stock, $0.01 par value; 12,000 authorized shares; 4,466
   issued in 1996 and 1995                                                        45            45
 Additional paid-in capital                                                  120,763       120,763
 Accumulated deficit                                                         (70,441)      (70,188)
 Minimum pension liability adjustment                                         (2,863)       (2,863)
                                                                            --------      --------
                                                                              47,504        47,757
 Less- Treasury stock - 7 shares in 1996 and 1995 at cost                        (85)          (85)
                                                                            --------      --------
     Total shareholders' equity                                               47,419        47,672
                                                                            --------      --------
                                                                            $ 79,360      $ 81,629
                                                                            ========      ========

                           (See accompanying notes.)

                HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                   Unaudited

                                                                              Three Months Ended
                                                                             March 31,    March 31,
                                                                               1996         1995
                                                                             ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                           $  (253)     $ 2,482
 Adjustments to reconcile net income (loss) to cash provided by operating activities -
    Depreciation and amortization                                              2,663        2,519
    Provision for doubtful accounts                                               54           72
    Cumulative effect of change in accounting principle                            -       (2,477)
    Deferred income taxes                                                         35           27
    Changes in operating assets and liabilities -
     Decrease in accounts receivable                                              71          130
     Decrease in inventories                                                      83          192
     Increase in prepaid expenses and other current assets                      (183)        (752)
     Decrease (increase) in accounts payable and accured expenses             (1,081)         343
     Increase (decrease) in customer deposits                                    136         (943)
     Increase in deferred revenue                                                646          660
     Decrease in pension and other liabilities                                  (115)        (123)
                                                                             -------      -------
     Net cash provided by operating activities                                 2,056        2,130
                                                                             -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                                                     (2,670)      (1,917)
 Purchase of subscriber contracts                                                  -          (71)
 Purchase of short-term investments                                                -       (3,614)
 Maturities of short-term investments                                          2,043        4,000
 Other                                                                             -          (50)
                                                                             -------      -------
      Net cash used by investing activities                                     (627)      (1,652)
                                                                             -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on secured note and other long-term debt                              (659)        (595)
 Payment on short-term borrowings                                               (943)           -
                                                                             -------      -------
      Net cash used by financing activities                                   (1,602)        (595)
                                                                             -------      -------

      Net decrease in cash and cash equivalents                                 (173)        (117)

CASH AND CASH EQUIVALENTS, beginning of period                                   435        1,409
                                                                             -------      -------

CASH AND CASH EQUIVALENTS, end of period                                     $   262      $ 1,292
                                                                             =======      =======

CASH PAYMENTS FOR:
  Interest                                                                   $   166      $   247
  Income Taxes                                                               $   107      $    42

                           (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1
- ------
     The consolidated statements of income and statements of cash flows for the three-month periods ended March 31, 1996 and 1995 and the balance sheet as of March 31, 1996 have been prepared by Holmes Protection Group, Inc. ("Holmes" or "the Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. Results of operations for three months are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

     In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of the operations of the Company. All such adjustments are of a normal recurring nature.

Note 2
- ------
     On March 27, 1995, the Company effected a reverse stock split pursuant to which one new share of Common Stock, $.01 par value, was exchanged for every 14 shares of Common Stock, $.25 par value, then issued or outstanding. In addition, the Company reduced its authorized shares of preferred stock and common stock from 10,000,000 and 100,000,000 shares to 1,000,000 and 12,000,000 shares, respectively. All earnings per share amounts have been adjusted to give effect to the reverse stock split.

Note 3
- ------
     Effective January 1, 1995, the Company changed its method of accounting for installation revenue with respect to the recording of non-refundable payments received from customers upon the completion of the installation of Company-owned systems. Previous to this change, the Company deferred the difference between these payments and estimated selling costs and amortized such difference over the life of the non-cancelable customer monitoring and service contract (generally five years). The Company believes recognizing revenue upon completion of the installation results in a better matching of revenue and expenses, better reflects recorded installation revenues with the actual level of new business activity, and conforms with the dominant practice being followed by the security alarm industry. Excluding the cumulative effect, this change resulted in a reduction of net income of $71,000 or $0.02 per share in the first quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995
- ---------------------------------------------------

     Revenues declined 2.3% to $12.3 million in the first quarter of 1996 from $12.6 million in the first quarter of 1995. The decline was primarily attributable to a reduction of monitoring and service revenue, due to the excess of cancellations over new recurring revenue added to the base by the Company's sales efforts, offset in part, by revenue from the One Service business, acquired March 27, 1995. The annualized subscriber cancellation rate was 10.1% in the first quarter of 1996 compared to 11.9% in the first quarter of 1995.
The Company's annual recurring revenue base declined from $35.5 million at December 31, 1995 to $35.2 million at March 31, 1996. However, it was $37.1 million at March 31, 1995. The severe winter weather during the first quarter of 1996 was partially responsible for a reduction in additions to recurring revenue from the sales efforts and billings for service work during this period.

     Cost of sales increased, from $6.2 million in the first quarter of 1995 to $6.4 million in the same quarter of 1996, due primarily to the One Service business. Selling, general and administrative expenses were lower in 1996, reflecting some of the initiatives taken in late 1995 to reduce overall overheads. Depreciation and amortization charges increased to $2.7 million in the 1996 first quarter from $2.5 million in the first quarter of 1995. This increase relates primarily to depreciation expense on additions of Company-owned systems on subscribers' premises.

     Income from operations decreased from $260,000 in the first quarter of 1995 to $5,000 in the first quarter of 1996, primarily as a result of the reduced revenue and increased depreciation expense, offset by lower cost of sales, as described above.

     Income (loss) before cumulative effect of change in accounting principle was ($253,000) in the 1996 first quarter, compared to $5,000 in the first quarter of 1995. The Company's tax provision in each period reflects the minimum franchise tax accrual, plus a proportionate estimate of the deferred federal and state income taxes that will be payable based on the full year's forecasted pretax income, in accordance with generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

FIRST QUARTER 1996
- ------------------

     Cash and cash equivalents decreased by $.1 million from $.4 million to $.3 million during the first quarter of 1996. Net cash provided by operating activities was $2.1 million, offset by cash utilized by investing activities of $.6 million and cash utilized by financing activities (debt repayment) of $1.6 million.

     Net cash provided by operating activities in the 1996 first quarter consisted primarily of cash provided by sales of electronic security services ($2.4 million), offset by a decrease in accounts payable and accrued expenses ($1.1 million), an increase in prepaid expenses and other current assets ($.2 million) and an increase in deferred revenue ($.7 million).

     Net cash used in investing activities consisted primarily of the additions to Company-owned equipment on subscribers' premises and other fixed assets, offset by maturities of short-term investments.

     Net cash used by financing activities of $1.6 million during this period consisted primarily of principal repayments under the Company's bank term loan ($.6 million) and repayments of short-term borrowings of $1.0 million from a margin account which was secured against the value of securities in the Company's short-term investment account.

FUTURE COMMITMENTS AND CASH REQUIREMENTS

     Liquid assets available to the Company as of March 31, 1996 included cash and cash equivalents of $.3 million.

     In 1993, the Company entered into a loan agreement with NatWest Bank N.A. (the "Bank") providing for a $9 million, five-year term note and a $3 million revolving loan facility. The Company is currently unable to draw down any amounts under the loan agreement, as the Bank, in November 1995, informed the Company that there would be no further extensions of credit. The Company is presently discussing alternative arrangements with certain banks and other financial institutions and anticipates obtaining financing by mid-1996. However, there can be no assurance as to the availability of such financing or the acceptability of the terms of such financing to the Company.

     On April 4, 1995, the Company entered into a ten-year, $51 million Outsourcing Agreement with PremiTech Corporation, a subsidiary of Electronic Data Systems Corporation ("EDS"), which provides for PremiTech to assist in the consolidation of the company's central monitoring facilities, to manage the Company's technological infrastructure and to perform certain of the Company's administrative functions. Of the $51 million, the Company will pay a total of $3.3 million for the consolidation activities, of which $500,000 was paid in 1995 and $2.8 million is payable in installments during 1996. The balance of the amount due under the Outsourcing Agreement is payable over its ten-year term. The Outsourcing Agreement also provides for additional payments to PremiTech in the event of a substantial increase in the Company's subscriber accounts.

     The Company believes that net cash provided by operations, together with potential financing from banks or other financial institutions, should be sufficient to meet its financial and operating obligations for the foreseeable future, assuming there are no material adverse changes in its business or business environment.

     In the course of its business, the Company plans on-going annual capital expenditures for Company-owned alarm equipment installed at subscriber premises. Additionally, the Company continues to invest in the replacement and modernization of the equipment utilized in its central monitoring activities and associated security services. All such capital expenditures will require substantial financial resources which are expected to be provided by internally generated funds and, as necessary, supplemental funding from other sources.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     .  27 Financial data schedule

(b) The following report on Form 8-K was filed with the Securities and Exchange Commission during the quarter ended March 31, 1996:

  . Form 8-K dated January 8, 1996 reporting Item 5 regarding the appointment of the Company's President and Chief Executive Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HOLMES PROTECTION GROUP, INC.
                                    -----------------------------
                                             (Registrant)



Date:  May 8, 1996                  /s/ George V. Flagg
                                    -------------------------------------
                                    George V. Flagg
                                    President and Chief Executive Officer



Date:  May 8, 1996                  /s/ Neville N. Rosemin
                                    -------------------------------------
                                    Neville N. Rosemin
                                    Senior Vice President and Financial
                                    Controller