Form 10-Q
period 1996-06-30
HOLMES PROTECTION GROUP INC
filed 1996-08-14
CIK 926764

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

                         Commission file number 0-24510

                          HOLMES PROTECTION GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       06-1070719
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

440 Ninth Avenue, New York, New York                         10001-1695
- ----------------------------------------                     -----------
(Address of principal executive offices)                     (Zip Code)

                                 (212) 760-0630
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                       --------    ---------

Number of shares of Common Stock, par value $.01 per share, outstanding as of August 13, 1996: 4,459,257.

         Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions: cancellation rates of subscribers; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans. The Company's indebtedness; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; and other factors.

Part 1 - Financial Information
Item 1.  Financial Statements

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (000's omitted, except earnings per share data)
                                   (Unaudited)



                                                   Three Months Ended      Six Months Ended
                                                  June 30,    June  30,   June 30,   June 30,
                                                    1996        1995       1996        1995
                                                 --------    --------    --------    --------
Revenues                                         $ 12,191    $ 12,539    $ 24,483    $ 25,123

Cost of sales                                       6,380       6,384      12,809      12,563
Selling, general and administrative                 3,649       4,134       6,844       7,760
Depreciation and amortization                       2,769       2,576       5,432       5,095
                                                 --------    --------    --------    --------
                                                   12,798      13,094      25,085      25,418

               Income (loss) from operations         (607)       (555)       (602)       (295)

Other income (expense)                               --           (17)         11         (13)

Interest expense, net                                (134)       (158)       (318)       (365)
                                                 --------    --------    --------    --------

Income (Loss) before income taxes and
    cumulative effect of change
    in accounting principle                          (741)       (730)       (909)       (673)

Provision  for income taxes                          (258)        (85)       (173)        (33)
                                                 --------    --------    --------    --------
               Income (Loss) before cumulative
               effect of change in
               accounting principle                  (483)       (645)       (736)       (640)

Cumulative effect of change in accounting
    principle, net of income taxes of $1,942         --          --          --         2,477
                                                 --------    --------    --------    --------
               Net Income (Loss)                 $   (483)   $   (645)   $   (736)   $  1,837
                                                 ========    ========    ========    ========
Earnings (Loss) per common share:

    Earnings (Loss) before cumulative effect
        of change in accounting principle        $  (0.11)   $  (0.14)   $  (0.17)   $  (0.14)
    Cumulative effect of change in
        accounting principle                         --          --          --          0.55
                                                 --------    --------    --------    --------
    Net earnings (loss) per common share         $  (0.11)   $  (0.14)   $  (0.17)   $   0.41
                                                 ========    ========    ========    ========
Weighted Average Shares Outstanding                 4,459       4,459       4,459       4,459
                                                 ========    ========    ========    ========


                           (See accompanying notes).

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)



                                                         June 30,       December 31,
                                                           1996              1995
                                                      -------------     ------------
                                                        (Unaudited)
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $        539      $       435
  Short-term investments                                         -            2,043
  Accounts receivable, less allowance for
   doubtful accounts of $1,097  in 1996
   and $1,340 in 1995                                        3,948            4,997
  Inventories                                                1,756            1,923
  Prepaid expenses and other                                 2,597            3,320
                                                      ------------      -----------
               Total current assets                          8,840           12,718
                                                      ------------      -----------

FIXED ASSETS, net                                           45,516           45,231
SUBSCRIBER CONTRACTS, at cost, less accumulated
    amortization of $23,814 in 1996 and
    $22,522 in 1995                                         17,602           18,894
TRADENAMES, less accumulated amortization of
    $1,984 in 1996 and $1,875 in 1995                        4,137            4,234
OTHER ASSETS                                                   506              552
                                                      ------------      -----------
                                                      $     76,601      $    81,629
                                                      ============      ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                               $          -      $       943
  Current maturities of long-term debt                       2,468            2,497
  Accounts payable and accrued expenses                      7,640           10,110
  Deferred revenue                                           3,007            2,664
  Customer deposits                                          1,901            1,750
                                                      ------------      -----------
               Total current liabilities                    15,016           17,964
                                                      ------------      -----------

LONG-TERM LIABILITIES:
  Long-term debt                                             3,668            4,862
  Other long-term liabilities                                  684              834
  Deferred income taxes                                     10,297           10,297
                                                      ------------      -----------
               Total long-term liabilities                  14,649           15,993
                                                      ------------      -----------

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000
      authorized; none outstanding                               -                -
  Common stock, $0.01 par value; 12,000 authorized
      shares 4,466 issued in 1996 and 1995                      45               45
  Additional paid-in capital                               120,763          120,763
  Accumulated deficit                                      (70,924)         (70,188)
  Minimum pension liability adjustment                      (2,863)          (2,863)
                                                      ------------      -----------
                                                            47,021           47,757
  Less- Treasury stock - 7 shares in 1996 and
      1995 at cost                                             (85)             (85)
                                                      ------------      -----------
               Total shareholders' equity                   46,936           47,672
                                                      ------------      -----------
                                                      $     76,601      $    81,629
                                                      ============      ===========


                            (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                 June 30,           June 30,
                                                                                   1996               1995
                                                                                 -------             -------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                            $  (736)            $ 1,837
    Adjustments to reconcile net income (loss) to cash provided by operating activities -
           Depreciation and amortization                                           5,432               5,095
           Provision for doubtful accounts                                           (58)                135
           Cumulative effect of change in accounting principle                      --                (2,477)
           Deferred income taxes                                                    (273)               (133)
           Changes in operating assets and liabilities -
              Decrease (increase) in accounts receivable                           1,107                 (49)
              Decrease (increase) in inventories                                     167                 (18)
              Decrease in prepaid expenses and other current assets                  737                  68
              Decrease in accounts payable and accrued expenses                   (1,811)               (890)
              Increase (decrease) in customer deposits                               151                (324)
              Increase in deferred revenue                                           343                 295
              Decrease in pension and other liabilities                             (536)               (504)
                                                                                 -------             -------
              Net cash provided by operating activities                            4,523               3,035
                                                                                 -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                      (4,296)             (3,440)
    Purchase of subscriber contracts                                                --                   (71)
    Purchase of short-term investments                                              --                (4,516)
    Maturities of short-term investments                                           2,043               4,850
    Other                                                                           --                   (50)
                                                                                 -------             -------
               Net cash used by investing activities                              (2,253)             (3,227)
                                                                                 -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on secured note and other long-term debt                             (1,223)             (1,217)
    Payment on short-term borrowings                                                (943)               --
                                                                                 -------             -------
               Net cash used by financing activities                              (2,166)             (1,217)
                                                                                 -------             -------

               Net increase (decrease) in cash and cash equivalents                  104              (1,409)

CASH AND CASH EQUIVALENTS, beginning of period                                       435               1,409
                                                                                 -------             -------

CASH AND CASH EQUIVALENTS, end of period                                         $   539             $  --
                                                                                 =======             =======

CASH PAYMENTS FOR:
     Interest                                                                    $   337             $   489
     Income taxes                                                                $   111             $    84

NON CASH INVESTING ACTIVITIES:
     Fair value of assets acquired net of cash paid of $50,000                   $  --               $   189

                            (See accompanying notes.)
                                        5

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements

Note 1
         The consolidated statements of income and statements of cash flows for the six-month periods ended June 30, 1996 and 1995 and the balance sheet as of June 30, 1996 have been prepared by Holmes Protection Group, Inc. ("Holmes" or "the Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. Results of operations for six months are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

         In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of the operations of the Company. All such adjustments are of a normal recurring nature.

Note 2
         On March 27, 1995, the Company effected a reverse stock split pursuant to which one new share of Common Stock, $.01 par value, was exchanged for every 14 shares of Common Stock, $.25 par value, then issued or outstanding. In addition, the Company reduced its authorized shares of preferred stock and common stock from 10,000,000 and 100,000,000 shares to 1,000,000 and 12,000,000 shares, respectively. All earnings per share amounts have been adjusted to give effect to the reverse stock split.

Note 3
         Effective January 1, 1995, the Company changed its method of accounting for installation revenue with respect to the recording of non-refundable payments received from customers upon the completion of the installation of Company-owned systems. Previous to this change, the Company deferred the difference between these payments and estimated selling costs and amortized such difference over the life of the non-cancelable customer monitoring and service contract (generally five years). The Company believes recognizing revenue upon completion of the installation results in a better matching of revenue and expenses, better reflects recorded installation revenues with the actual level of new business activity, and conforms with the dominant practice being followed by the security alarm industry. The accounting change resulted in a reduction of net income of $196,000 or $0.04 per share in the first half of 1995.


Note 4
         On July 26, 1996, the Company filed a registration statement with the Securities and Exchange Commission providing for the issuance of up to
         1.15 million shares (including the underwriters' over-allotment option) of newly issued common stock, the proceeds of such offering will be used to pursue all or part of its business strategy, including pursuing strategic acquisitions, expanding its security services product offerings, establishing a national accounts program, increasing its sales and marketing efforts and expanding its dealer operations.

Note 5
         The Company has entered into commitment letters with two banks pursuant to which such banks have agreed, subject to the terms and conditions set forth therein (including, without limitation, negotiation of a definitive loan agreement), to provide a two-year revolving credit facility (of up to $25 million) which, following the expiration of such two-year period, converts into a five-year term loan. Subject to specified borrowing conditions, up to $12.5 million will become available for borrowing upon the closing of such credit facility, and up to an additional $12.5 million will become available upon the Company's receipt of at least $10 million in net proceeds from the sale of newly issued common stock by October 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995

Revenues declined $.3 million (2.8%) to $12.2 million in the second quarter of 1996 from $12.5 million in the second quarter of 1995. The decline was primarily attributable to a reduction of $.5 million (5.2%) in monitoring and service revenue, partially offset by an increase in installation revenue of $.2 million (8.2%). The decline in monitoring and service revenues is due to an excess of cancellations over new recurring revenues added to the base by the Company's sales efforts.

Cost of sales remained constant at $6.4 million in the second quarter of 1996 compared with the comparable period of 1995. In the second quarter of 1996, selling, general and administrative expenses declined $.5 million (11.7%) compared to the second quarter of 1995, reflecting the reduced costs from staff reductions initiated in the fourth quarter of 1995. Depreciation and amortization expenses increased 7.5% to $2.8 million in the second quarter of 1996 from $2.6 million in the second quarter of 1995. This increase relates primarily to depreciation expense on additions of Company-owned systems on subscribers' premises.

Income (loss) from operations was unchanged with a loss of $.6 million in the second quarter of 1996 compared with the second quarter of 1995, primarily as a result of reduced selling, general and administrative expenses offset by reduced revenues and higher depreciation expense as described above.

Income (loss) before cumulative effect of change in accounting principle was a loss of $.5 in the second quarter of 1996, compared to a loss of $.6 million in the comparable quarter of 1995.

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995

Revenues declined $.6 million (2.6%) in the six months ended June 30, 1996 to $24.5 million from $25.1 million in the six months ended June 30, 1995. The decline was attributable to a reduction in revenues of $1.0 million from the Company's monitoring and service operations relating to the cancellation of annual recurring revenues in excess of new sales. The annual recurring revenue base declined from $36.5 million at June 30, 1995 to $34.3 million at June 30, 1996. The recurring revenue base was $35.5 million at December 31, 1995. The decrease in recurring and service revenue was partially offset by $.4 million increase in installation revenue and other revenues associated with the One Service business, acquired March 27, 1995.

Cost of sales increased 2.0% from $12.6 million for the six months ended June 30, 1995 to $12.8 million for the comparable period of 1996, due primarily to the One Service business. Selling, general and administrative expenses were $6.8 million for the six months ended June 30, 1996 compared to $7.8 million for the same period of 1995, reflecting the reduced costs from staff reductions initiated in the fourth quarter of 1995. Depreciation and amortization expense increased to $5.4 million for the six months ended June 30, 1996 compared to $5.1 million for the comparable period of 1995. This increase relates primarily to depreciation expense on additions of Company-owned systems on subscribers premises.

Income (loss) from operations reflected a loss of $.6 million for the six months ended June 30, 1996 compared to $.3 million for the same period in 1995, primarily as a result of decreased revenue and increased depreciation expense, offset by lower selling, general and administrative expenses, as described above.

Income (loss) before cumulative effect of change in accounting principle was a loss of $.7 million for the six months ended June 30, 1996 compared to a loss of $.6 million for the six months ended June 30, 1995. The Company's tax benefit in each period reflects the minimum capital tax accrual plus a proportionate estimate of deferred federal and state income tax benefits that were based on the full years forecasted pre-tax income in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

Six Months Ended June 30, 1996

Cash and cash equivalents increased by $.1 million from $.4 million to $.5 million during the six months ended June 30, 1996. Net cash provided by operating activities was $4.5 million, offset by cash utilized by investing activities of $2.2 million and cash utilized by financing activities (debt repayment) of $2.2 million.

Net cash provided by operating activities consisted primarily of cash provided by sales of electronic security services ($4.7 million), offset by a decrease in accounts payable and accrued expense ($1.8 million), an increase in prepaid expenses and other current assets ($.7 million), a decrease in accounts receivable ($1.1 million), and an increase in deferred revenue ($.3 million).

Net cash used in investing activities consisted primarily of the additions to Company-owned equipment on subscribers' premises and other fixed assets, offset by maturities of short-term investments.

Net cash used by financing activities of $2.2 million during this period consisted primarily of principal repayments under the Company's bank term loan ($1.1 million) and repayments of short-term borrowings of $1.0 million from a margin account which was secured against the value of securities in the Company's short-term investment account.

Future Commitments and Cash Requirements

Liquid assets available to the Company as of June 30, 1996 included cash and cash equivalents of $.5 million.

In 1993, the Company entered into a loan agreement with NatWest Bank N.A. (the "Bank") providing for a $9 million, five-year term note and a $3 million revolving loan facility. The Company is currently unable to draw down any amounts under the loan agreement, as the Bank, in November 1995, informed the Company that there would be no further extensions of credit. The Company has entered into commitment letters with two other banks pursuant to which such banks have agreed, subject to the terms and conditions set forth therein (including, without limitation, negotiation of a definitive loan agreement), to provide a two-year revolving credit facility of up to $25 million (the "Credit Facility") which, following the expiration of such two-year period, converts into a five-year term loan. Subject to specified borrowing conditions, up to $12.5 million will become available for borrowing upon the closing of such credit facility, and up to an additional $12.5 million will become available upon the Company's receipt of at least $10 million in net proceeds from the sale of newly issued common stock by October 31, 1996. However, there can be no assurance as to the availability of such financing or the acceptability of the terms of such financing to the Company.


On April 4, 1995, the Company entered into a ten-year information technology services agreement, as amended (the "Outsourcing Agreement"), with PremiTech Corporation ("PremiTech"), a subsidiary of EDS. The Outsourcing Agreement provides for PremiTech to manage the Company's technological infrastructure, perform certain of the Company's administrative functions, and assist in the consolidation of the Company's central monitoring facilities. For ongoing services during the ten-year term of the agreement, the Company is obligated to pay PremiTech a total of $47.7 million in equal monthly installments aggregating $4.8 million per year, subject to certain adjustments. In addition, the Company is obligated to pay PremiTech a total of $3.3 million for its consolidation activities, of which $500,000 was paid in 1995, $550,000 was paid during the first half of 1996 and the balance ($2.3 million), which was due as of August 1, 1996, is anticipated to be paid upon the closing of the Credit Facility. As of June 30, 1996, with respect to the consolidation activities, only payments made to date have been recorded in the Company's financial statements.

On July 26, 1996, the Company filed a registration statement with the Securities and Exchange Commission providing for the issuance of up to 1.15 million shares (including the underwriters' over-allotment option) of newly issued common stock, the proceeds of such offering will be used to pursue all or part of its business strategy, including pursuing strategic acquisitions, expanding its security services product offerings, establishing a national accounts program, increasing its sales and marketing efforts and expanding its dealer operations.

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

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits - None

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1996.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HOLMES PROTECTION GROUP, INC.
                                        ----------------------------------
                                                    (Registrant)


Date:   August 14, 1996                 /s/ George V. Flagg
                                        ----------------------------------
                                        George V. Flagg
                                        President and Chief Executive Officer




Date:  August 14, 1996                  /s/ Lawrence R. Irving
                                        ----------------------------------
                                        Lawrence R. Irving
                                        Vice President - Finance