Form 10-Q
period 1996-09-30
HOLMES PROTECTION GROUP INC
filed 1996-11-14
CIK 926764

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                         Commission file number 0-24510

                          HOLMES PROTECTION GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      06-1070719
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

440 Ninth Avenue, New York, New York                         10001-1695
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                 (212) 760-0630
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Number of shares of Common Stock, par value $.01 per share, outstanding as of November 13, 1996: 5,828,062.

         Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions: cancellation rates of subscribers; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans; the Company's indebtedness; availability, terms and deployment of capital; availability of qualified personnel; and other factors detailed in the Company's Prospectus dated September 25, 1996 filed with the Securities and Exchange Commission pursuant to Rule 424(b).

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                      INDEX

PART I FINANCIAL INFORMATION                                                                         PAGE NO.
----------------------------                                                                         --------

Item 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1996 and 1995........................................................4

         Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995.......................5

         Consolidated Statements of Cash Flows for the nine-month periods ended
         September 30, 1996 and 1995......................................................................6

         Notes to Financial Statements....................................................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................................................9

PART II OTHER INFORMATION
-------------------------

Item 2.  CHANGES IN SECURITIES............................................................................12

Item 6.  EXHIBITS.........................................................................................12

         Signatures.......................................................................................13


Part 1 - Financial Information

Item 1.  Financial Statements

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (000's omitted, except earnings per share data)
                                   (Unaudited)



                                                                          Three Months Ended              Nine Months Ended
                                                                      September 30, September 30,    September 30, September 30,
                                                                           1996         1995             1996          1995
                                                                         ---------   ----------       ----------     ----------

REVENUES:
       Monitoring and service                                            $  8,745    $   9,440        $  26,757    $ 28,495
        Installation                                                        3,069        2,133            7,551       6,400
        Franchise royalties, product sales and other                        1,223          996            3,212       2,797
                                                                         ---------   ----------       ----------   ---------
                               Total revenues                              13,037       12,569           37,520      37,692
                                                                         ---------   ----------       ----------   ---------

COST OF SALES:
       Monitoring and service                                               4,394        4,710           13,263      13,855
        Installation                                                        1,767          989            3,884       2,981
        Franchise royalties, product sales and other                        1,079        1,083            2,902       2,509
                                                                         ---------   ----------       ----------   ---------
                               Total cost of sales                          7,240        6,782           20,049      19,345
                                                                         ---------   ----------       ----------   ---------

Selling, general and administrative                                         4,030        4,389           10,874      12,149
Depreciation and amortization                                               2,638        2,589            8,070       7,684
                                                                         ---------   ----------       ----------   ---------
                                                                           13,908       13,760           38,993      39,178

               Income (loss) from operations                                 (871)      (1,191)          (1,473)     (1,486)

Other income (expense)                                                        136           44              147          31

Interest expense, net                                                        (144)        (181)            (462)       (546)
                                                                         ---------   ----------       ----------   ---------

Income (Loss) before income taxes and cumulative effect of change
    in accounting principle                                                  (879)      (1,328)          (1,788)     (2,001)

Provision  for income taxes                                                  (167)        (288)            (340)       (321)
                                                                         ---------   ----------       ----------   ---------

               Income (Loss) before cumulative effect of change in
               accounting principle                                          (712)      (1,040)          (1,448)     (1,680)

Cumulative effect of change in accounting principle, net of income
    taxes of $1,942                                                             -            -                -       2,477
                                                                         ---------   ----------       ----------   ---------

               Net Income (Loss)                                         $   (712)   $  (1,040)       $  (1,448)   $    797
                                                                         =========   ==========       ==========   =========

Earnings (Loss) per common share:

    Earnings (Loss) before cumulative effect of change in accounting
        principle                                                        $    (0.15)       (0.23)    $   (0.32)   $ (0.37)
    Cumulative effect of change in accounting principle                           -            -             -       0.55
                                                                         -----------   ----------    ----------   --------
    Net earnings (loss) per common share                                 $    (0.15)       (0.23)    $   (0.32)      0.18
                                                                         ===========   ==========    ==========   ========

Weighted Average Shares Outstanding                                           4,801        4,459         4,596      4,459
                                                                         ===========   ==========    ==========   ========




                            (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)



                                                                                       September 30,             December 31,
                                                                                            1996                     1995
                                                                                      --------------            --------------
                                                                                        (Unaudited)
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                               $  11,478               $    435
  Short-term investments                                                                          -                  2,043
  Accounts receivable, less allowance for doubtful accounts of
    $1,197  in 1996 and $1,340 in 1995                                                        5,414                  4,997
  Inventories                                                                                 2,154                  1,923
  Prepaid expenses and other                                                                  3,465                  3,320
                                                                                          ----------              ---------
               Total current assets                                                          22,511                 12,718
                                                                                          ----------              ---------

FIXED ASSETS, net                                                                            46,147                 45,231
SUBSCRIBER CONTRACTS, at cost, less accumulated amortization
    of $24,460 in 1996 and $22,522 in 1995                                                   16,956                 18,894
TRADENAMES, less accumulated amortization of $2,094 in 1996 and
    $1,875 in 1995                                                                            4,107                  4,234
OTHER ASSETS                                                                                    508                    552
                                                                                          ----------              ---------
                                                                                          $  90,229               $ 81,629
                                                                                          ==========              =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                                   $       -               $    943
  Current maturities of long-term debt                                                          178                  2,497
  Accounts payable and accrued expenses                                                       6,630                 10,110
  Deferred revenue                                                                            2,784                  2,664
  Customer deposits                                                                           2,422                  1,750
                                                                                          ----------              ---------
               Total current liabilities                                                     12,014                 17,964
                                                                                          ----------              ---------

LONG-TERM LIABILITIES:
  Long-term debt                                                                              9,166                  4,862
  Other long-term liabilities                                                                   534                    834
  Deferred income taxes                                                                      10,297                 10,297
                                                                                          ----------              ---------
               Total long-term liabilities                                                   19,997                 15,993
                                                                                          ----------              ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000 authorized; none outstanding                            -                      -
  Common stock, $0.01 par value; 12,000 authorized shares; 5,835
      issued in 1996 and 4,466 issued in 1995                                                    58                     45
  Additional paid-in capital                                                                133,002                120,763
  Accumulated deficit                                                                       (71,894)               (70,188)
  Minimum pension liability adjustment                                                       (2,863)                (2,863)
                                                                                          ----------              ---------
                                                                                             58,303                 47,757
  Less- Treasury stock - 7 shares in 1996 and 1995 at cost                                      (85)                   (85)
                                                                                          ----------              ---------
               Total shareholders' equity                                                    58,218                 47,672
                                                                                          ----------              ---------
                                                                                          $  90,229               $ 81,629
                                                                                          ==========              =========

                            (See accompanying notes.)
                                        5

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                 September 30,              September 30,
                                                                                      1996                       1995
                                                                                 -------------              -------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                           $   (1,448)                 $     797
    Adjustments to reconcile net income (loss) to cash provided by operating activities -
           Depreciation and amortization                                             8,070                      7,683
           Provision for doubtful accounts                                            (109)                       263
           Cumulative effect of change in accounting principle                           -                     (2,477)
           Deferred income taxes                                                      (490)                      (471)
           Changes in operating assets and liabilities -
              (Increase) decrease in accounts receivable                              (195)                       268
              (Increase) decrease in inventories                                      (231)                         8
              Increase in prepaid expenses and other current assets                   (148)                      (358)
              Decrease in accounts payable and accrued expenses                     (2,833)                      (566)
              Increase (decrease) in customer deposits                                 672                       (849)
              Increase in deferred revenue                                             120                        133
              Decrease in pension and other liabilities                               (947)                      (371)
                                                                                -----------                   --------
              Net cash provided by operating activities                              2,461                      4,060
                                                                                -----------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                        (6,755)                    (4,707)
    Purchase of subscriber contracts                                                     -                       (104)
    Purchase of short-term investments                                                   -                     (4,516)
    Maturities of short-term investments                                             2,043                      6,114
    Other                                                                                -                        (50)
                                                                                -----------                   --------
               Net cash used by investing activities                                (4,712)                    (3,263)
                                                                                -----------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt obligations                                                   8,496                          -
    Net proceeds from sale of common stock                                          12,252                          -
    Payments on secured note and other long-term debt                               (6,188)                    (1,688)
    Payment on other long-term debt                                                   (323)                      (209)
    Payment on short-term borrowings                                                  (943)                         -
                                                                                -----------                   --------
               Net cash provided (used) by financing activities                     13,294                     (1,897)
                                                                                -----------                   --------

               Net increase (decrease) in cash and cash equivalents                 11,043                     (1,100)

CASH AND CASH EQUIVALENTS, beginning of period                                         435                      1,409
                                                                                -----------                   --------

CASH AND CASH EQUIVALENTS, end of period                                        $   11,478                   $    309
                                                                                 ==========                   ========

CASH PAYMENTS FOR:
     Interest                                                                   $      503                   $    607
     Income taxes                                                               $      117                   $    126

NON CASH INVESTING ACTIVITIES:
     Fair value of assets acquired net of cash paid of $50,000                  $        -                   $    189
     Capital lease obligations                                                  $        -                   $  1,033


                            (See accompanying notes.)
                                        6

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      Notes to Interim Financial Statements

Note 1   Financial Statements

         The consolidated statements of income and statements of cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995 and the balance sheet as of September 30, 1996 have been prepared by Holmes Protection Group, Inc. ("Holmes" or "the Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. Results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the operating results expected for the full year. Interim statements are prepared on a basis consistent with year-end statements.

         In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of the operations of the Company. All such adjustments are of a normal recurring nature.

Note 2   Reverse Stock Split

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

Note 3   Change in Accounting Method

         Effective January 1, 1995, the Company changed its method of accounting for installation revenue with respect to the recording of non-refundable payments received from customers upon the completion of the installation of Company-owned systems. Previous to this change, the Company deferred the difference between these payments and estimated selling costs and amortized such difference over the life of the non-cancelable customer monitoring and service contract (generally five years). The Company believes recognizing revenue upon completion of the installation results in a better matching of revenue and expenses, better reflects recorded installation revenues with the actual level of new business activity, and conforms with the dominant practice being followed by the security alarm industry. The accounting change resulted in a reduction of net income of $324,000 or $0.07 per share for the nine months ended September 30, 1995.

Note 4   Credit Agreement

         The Company entered into a credit agreement dated as of August 30, 1996 with Merita Bank Ltd. and Bank of Boston Connecticut (together, the "New Banks") pursuant to which the New Banks have agreed, subject to the terms and conditions set forth therein, to provide a two-year $25 million revolving credit facility to the Company which converts into a five-year term loan on September 30,1998 (the "Credit Facility"). At September 30, 1996, the outstanding balance under the Credit Facility was $8.5 million. Such funds have been used to pay $4.7 million to Fleet Bank N.A. (formerly NatWest Bank N.A.), to repay the outstanding balance under the Term Note and to pay $1.0 million to PremiTech Corporation ("Premitech") for its consolidation activities under the information technology services agreement with the Company dated April 4, 1996, with the balance used to meet the Company's working capital needs. The remaining available proceeds of the Credit Facility will be used to finance capital expenditures and permitted acquisitions and for general corporate purposes.

         The Credit Facility matures on September 30, 2003 with principal payments payable in increasing quarterly installments commencing December 31, 1998. Borrowings under the Credit Facility bear interest, at the Company's option, at an annual rate equal to either a base rate, defined as the higher of the prime rate of a specified federal funds rate, or a specified Eurodollar rate plus, in each case, an applicable margin which varies with the Company's leverage (the ratio of total debt to EBITDA less capital expenditures). The Company is obligated to pay a commitment fee of 1/2% per annum of any undrawn amounts. The New Banks also received warrants to purchase an aggregate of 166,666 shares of Common Stock at an initial exercise price of $9.75 per share (the "New Bank Warrants") and were granted certain registration rights in connection therewith. Mandatory prepayment of the Credit Facility will be required under certain conditions.

         The Company is subject to certain covenants under the Credit Facility which include, but are not limited to, ratios of total debt to recurring monthly revenue, minimum debt service coverage, minimum net worth, maximum capital expenditures, maximum subscriber attrition rate (as defined in the Credit Facility), restrictions on additional indebtedness, certain acquisitions, dividends, investments, mergers and sale of assets, creation of liens, guarantees and issuance of capital stock by the Company's subsidiaries.

         The Credit Facility is secured by all current and future assets, and the pledge of the capital stock, of the Company's subsidiaries.

Note 5   Offering

         On September 25, 1996 the Company issued 1,265,000 shares of Common Stock, par value $0.01 per share, in a public offering for net proceeds of approximately $12.3 million. The Company intends to use the net proceeds from the sale to pursue all or part of its business strategy, including pursuing strategic acquisitions, expanding its security services product offerings, establishing a national accounts program, increasing its sales and marketing efforts and expanding its dealer operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995

Revenues increased $.4 million (3.7%) to $13.0 million in the third quarter of 1996 from $12.6 million in the third quarter of 1995. The increase was primarily attributable to an increase in installation revenues of $.9 million (43.9%) and an increase in other revenues of $.2 million (22.7%), partially offset by a reduction of $.7 million (7.4%) in monitoring and service revenue. The decline in monitoring and service revenues is due to an excess of cancellations over new recurring revenues added to the base by the Company's sales efforts.

Cost of sales increased $.4 million (6.8%) to $7.2 million in the third quarter of 1996 from $6.8 million in the third quarter of 1995. This increase resulted from costs related to the increased installation and other revenues. In the third quarter of 1996, selling, general and administrative expenses declined $.4 million (8.2%) compared to the third quarter of 1995, reflecting the reduced costs from staff reductions initiated in the fourth quarter of 1995. Depreciation and amortization expenses remained constant at $2.6 million.

Income (loss) from operations reflected a loss of $.9 million for the third quarter of 1996 compared to a loss of $1.2 million for the same period in 1995, primarily as a result of reduced selling, general and administrative expenses.

Income (loss) before cumulative effect of change in accounting principle was a loss of $.7 million in the third quarter of 1996, compared to a loss of $1.0 million in the comparable quarter of 1995.

Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

Revenues declined $.2 million (.5%) in the nine months ended September 30, 1996 to $37.5 million from $37.7 million in the nine months ended September 30, 1995. The decline was attributable to a reduction in revenues of $1.7 million from the Company's monitoring and service operations relating to the cancellation of annual recurring revenues in excess of new sales. The annual recurring revenue base declined from $36.0 million at September 30, 1995 to $34.3 million at September 30, 1996. The recurring revenue base was $35.5 million at December 31, 1995. The decrease in recurring and service revenue was partially offset by a $1.5 million increase in installation revenue and other revenues associated with the One Service business, acquired March 27, 1995.

Cost of sales increased $.7 million (3.6%) from $19.3 million for the nine months ended September 30, 1995 to $20.0 million for the comparable period of 1996, due primarily to increased installations and to costs relating to the One Service business. Selling, general and administrative expenses were $10.9 million for the nine months ended September 30, 1996 compared to $12.1 million for the same period of 1995, reflecting the reduced costs from staff reductions initiated in the fourth quarter of 1995. Depreciation and amortization expense increased to $8.1 million for the nine months ended September 30, 1996 compared to $7.7 million for the comparable period of 1995. This increase relates primarily to depreciation expense on additions of Company-owned systems on subscribers' premises.

Income (loss) from operations remained constant reflecting a loss of $1.5 million for the nine months ended September 30, 1996 and September 30, 1995.

Income (loss) before cumulative effect of change in accounting principle was a loss of $1.4 million for the nine months ended September 30, 1996 compared to a loss of $1.7 million for the nine months ended September 30, 1995. The Company's tax benefit in each period reflects the minimum capital tax accrual plus a proportionate estimate of deferred federal and state income tax benefits that were based on the full year's forecasted pre-tax income in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

Nine Months Ended September 30, 1996

Cash and cash equivalents increased by $11.1 million from $.4 million to $11.5 million during the nine months ended September 30, 1996. Net cash provided by operating activities was $2.5 million and net cash provided by financing activities was $13.3 million, offset by cash utilized by investing activities of $4.7 million.

Net cash provided by operating activities of $2.5 million principally consisted of cash provided by sales of electronic security services, adjusted for non-cash charges for depreciation and amortization, a decrease in pension and other liabilities of $.9 million, and an increase in customer deposits of $.7 million.

Net cash used in investing activities consisted primarily of the additions to Company-owned equipment on subscribers' premises and other fixed assets, offset by maturities of short-term investments.

Net cash provided by financing activities of $13.3 million during this period consisted primarily of proceeds from debt obligation of $8.5 million and proceeds from issuing common stock of $12.3 million , offset by principal repayments under the Company's bank term loan of $6.2 million, payments on long-term debt of $.3 million and repayments of short-term borrowings of $1.0 million from a margin account which was secured against the value of securities in the Company's short-term investment account.

Future Commitments and Cash Requirements

Liquid assets available to the Company as of September 30, 1996 included cash and cash equivalents of $11.5 million.

In 1993, the Company entered into a loan agreement with Fleet Bank (the "Bank") providing for a $9 million, five-year term note and a $3 million revolving loan facility. The Company repaid the entire obligation to the Bank upon entering into a two-year revolving credit facility of up to $25 million (the "Credit Facility") with Merita Bank, Ltd. and Bank of Boston Connecticut in August, 1996. Following the expiration of such two-year period, it converts into a five-year term loan. At September 30, 1996 the outstanding balance under the Credit Facility was $8.5 million.

On April 4, 1995, the Company entered into a ten-year information technology services agreement, as amended (the "Outsourcing Agreement"), with PremiTech Corporation. The Outsourcing Agreement provides for PremiTech to manage the Company's technological infrastructure, perform certain of the Company's administrative functions, and assist in the consolidation of the Company's central monitoring facilities. For ongoing services during the ten-year term of the agreement, the Company is obligated to pay PremiTech a total of $47.7 million in equal monthly installments aggregating $4.8 million per year, subject to certain adjustments.

On September 25, 1996, the Company issued 1,265,000 shares of Common Stock, par value $0.01 per share, in a public offering for net proceeds of approximately $12.3 million. The Company intends to use the net proceeds from the sale to pursue all or part of its business strategy, including pursuing strategic acquisitions, expanding its security services product offerings, establishing a national accounts program, increasing its sales and marketing efforts and expanding its dealer operations.

The Company believes that net cash provided by operations, together with its financing from banks or other financial institutions, should be sufficient to meet its financial and operating obligations for the foreseeable future, assuming there are no material adverse changes in its business or business environment.

In the course of its business, the Company plans on-going annual capital expenditures for Company-owned alarm equipment installed at subscriber premises. Additionally, the Company continues to invest in the replacement and modernization of the equipment utilized in its central monitoring activities and associated security services. All such capital expenditures will require substantial financial resources which are expected to be provided by internally generated funds and, as necessary, supplemental funding from other sources. There can be no assurances that any required additional financing can be obtained, and if obtained, at reasonable terms.

Part II - Other Information

Item 2.   Changes in Securities

See Note 2 and Note 5 in the Notes to Financial Statements in Part I - Financial Information of this Form 10-Q.


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits:
               Exhibit-27  Financial Data Schedule Worksheet (For SEC Use Only).

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOLMES PROTECTION GROUP, INC.
                                       --------------------------------------
                                               (Registrant)


Date:   November 14, 1996              /s/ George V. Flagg
                                       --------------------------------------
                                       George V. Flagg
                                       President and Chief Executive Officer




Date:  November 14, 1996               /s/ Lawrence R. Irving
                                       --------------------------------------
                                       Lawrence R. Irving
                                       Vice President - Finance