Form 10-K
period 1996-12-31
HOLMES PROTECTION GROUP INC
filed 1997-04-07
CIK 926764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                  Act of 1934

                   For the Fiscal Year ended December 31, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

                         Commission file number 0-24510

                          HOLMES PROTECTION GROUP, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                 06-1070719
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


           440 Ninth Avenue
          New York, New York                           10001-1695
   (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number including area code: (212) 760-0630

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price per share of the registrant's Common Stock of $14.25 on March 27, 1997 as quoted on the NASDAQ National Market, the aggregate market value of the voting shares held by non-affiliates of the registrant (including 1,106,819 shares held by the "Institutions" (as defined herein)) was $60.9 million.

At March 27, 1997, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 5,828,062 shares.

\

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; cancellation rates of subscribers; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans; the Company's indebtedness; availability, terms and deployment of capital; availability of qualified personnel; and other factors referenced in this Annual Report on Form 10-K.




                                Table of Contents


                                                                                                         Page

PART I
  Item 1.  Business........................................................................................1
  Item 2.  Properties.....................................................................................15
  Item 3.  Legal Proceedings..............................................................................15
  Item 4.  Submission of Matters to a Vote of Security Holders............................................15

PART II
  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................17
  Item 6.  Selected Consolidated Financial Data...........................................................18
  Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................20
  Item 8.  Financial Statements and Supplementary Data....................................................24
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................24

PART III
  Item 10. Directors and Executive Officers of the Registrant.............................................24
  Item 11. Executive Compensation.........................................................................24
  Item 12. Security Ownership of Certain Beneficial Owners and Management.................................25
  Item 13. Certain Relationships and Related Transactions.................................................25

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................25
              Signatures..................................................................................28

Index to Financial Statements............................................................................F-1


DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference to the registrant's definitive proxy statement if filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 1997 or, if such proxy statement is not filed, will be filed with the Commission as an amendment to this Form 10-K under cover of Form 10-K/A, not later than April 30, 1997.

PART I

Item 1.  Business

The Company

         Holmes Protection Group, Inc. (the "Company" or "Holmes") provides security alarm monitoring services and designs, sells, installs and services electronic security systems for commercial and mid- to high-end residential subscribers. These systems include event detection devices, surveillance equipment and access control devices which restrict access to specified areas. The Company currently provides its services in New York, New Jersey, Pennsylvania, Texas, Tennessee, California, Massachusetts and Florida, and conducts its operations primarily through 15 branch offices, five central monitoring station and 69 independent alarm service dealers and franchisees. According to the latest available survey, published in May 1996, the Company was the twelfth largest provider of electronic security services in the United States in terms of total 1995 revenues.

         Following an internal management transition and reorganization in 1995, the Company, in 1996, engaged the services of several former senior executives of The National Guardian Corporation, a large national electronic security alarm services company which was acquired by Ameritech Monitoring Services, Inc., in October 1995. Among the executives hired by the Company was George V. Flagg, the Company's President and Chief Executive Officer, who served as the President and Chief Executive Officer of National Guardian from 1986 to 1995. Under the direction of the Company's new management team, the Company is implementing a business strategy involving a combination of strategic acquisitions and internal growth. In regard to strategic acquisitions, the Company intends to pursue both (i) fold-in acquisitions, which consist of businesses or portfolios of alarm monitoring accounts that can be readily combined with the Company's existing branch offices and management structure and (ii) new market acquisitions, which consist of companies in the electronic security services industry located outside the Company's current geographic market. In regard to its internal growth strategy, the Company intends to capitalize on public recognition of the historic Holmes brand name (which has been utilized in the security services industry since 1858) in connection with
(i) expanding its security services product offerings, including the HolmesNet system for wireless data communications; (ii) strengthening its national accounts program; (iii) increasing its sales and marketing efforts; and (iv) expanding its dealer operations.

         The Company's revenues consist primarily of recurring payments under written contracts for security alarm monitoring activities and associated services, which represented approximately 70% of total revenues in 1996. The Company monitors digital alarm signals arising from various activities, including burglaries, fires and other events, through security systems installed at subscribers' premises. These signals are received and processed at the Company's relevant central monitoring station. In order to reduce overall manpower requirements, achieve economies of scale and other cost efficiencies, and enhance the quality of service being provided, the Company consolidated its central monitoring stations in the Northeast into one facility located in Edison, New Jersey, with monitoring capacity of approximately 60,000 accounts. In addition, the Company has acquired several businesses with central monitoring stations with the capacity to process 56,000 additional accounts. An additional 21% of the Company's total revenues in 1996 was comprised of direct sales and installation of security equipment. The balance of the Company's revenues in 1996 was derived from (i) jewelry vault rentals, (ii) insured parcel delivery services for the jewelry trade and (iii) royalty fees and product sales relating to its franchise and dealer operations.

         Approximately 80% of the Company's business is derived from commercial customers, including financial institutions, jewelry and fine art dealers, corporate headquarters, manufacturers, distribution facilities and health care and education facilities. The Company's residential business focuses principally on mid- to high-end customers.

         Electronic security services is a consolidating but still a highly fragmented industry, consisting of a large number of local and regional companies and several integrated national companies. The fragmented nature of the industry can be attributed to the low capital requirements associated with performing basic installation and maintenance of electronic security systems. However, the business of a full service, integrated electronic security services company providing central station monitoring services is capital intensive, and the Company believes that the high fixed costs of establishing both central monitoring stations and full service operations contribute to the small number of national competitors. The low marginal cost of monitoring additional customers has been one of the principal factors leading full service, integrated electronic security services companies to seek acquisitions of other electronic security businesses to consolidate into their existing operations. The principal focus of the Company's business strategy is to pursue acquisitions in this environment.

Market Overview And Trends

         The Company is a leading competitor in the electronic security services industry, offering services in both the commercial and mid- to high-end residential segments of the market. The products and services marketed in the electronic security services industry range from alarm systems that provide basic intrusion and fire detection to sophisticated systems incorporating such features as closed circuit television and access control. The industry consists of companies that design, sell, install, monitor and maintain intrusion, fire alarm and other electronic security systems. It includes companies using both hardwire and wireless technology for systems installed on subscribers' premises and digital, multiplex and wireless (radio) technologies for the transmission of alarm signals to a central monitoring center, such as the Company's central station monitoring facilities. The Company believes that the electronic security services industry is characterized by the following attributes:

      o High Degree of Fragmentation. The electronic security services industry is comprised of a large number of local and regional companies and several integrated national companies. The Company believes that, based on industry studies, there are approximately 11,000 separate companies in the industry generating approximately $12 to $13 billion in revenues annually. A survey published by SDM magazine (formerly Security Distributing and Marketing) in May 1996 reported that in 1995, based upon information provided by the respondents, the 100 largest companies in the industry accounted
             for approximately 23% of total industry revenues.   According to
             the same survey, which contains the latest available information, the Company ranks twelfth among the 100 largest companies in the industry in terms of total 1995 revenues.

      o Trend Toward Consolidation. The Company believes that because the central station monitoring sector of the electronic industry has relatively high fixed costs but relatively low marginal costs associated with servicing additional subscribers, the industry offers significant opportunities for consolidation. In addition, the Company believes that the fragmented nature of the industry can be attributed to the low capital requirements associated with performing basic installation and maintenance of electronic security systems. However, the business of a full service, integrated electronic security services Company which provides central station monitoring services is capital intensive, and the Company believes that the high fixed costs of establishing both central monitoring stations and full service operations contribute to the small number of national competitors.

      o      Continued Product Diversification and Integration of Services.
             A recent trend in the commercial electronic security services industry has been increased integration of different types of products into single systems provided by single vendors. The Company believes that this trend has resulted from commercial needs for enhanced security services on a more cost-effective basis. Whereas basic alarm systems were once adequate for many businesses, it appears that many companies now require access control and closed circuit television systems integrated into a single system to provide for their overall security needs. A security system which provides burglar and fire alarm monitoring along with closed circuit television and access control, all integrated into one central system, not only provides enhanced security services, but also is more cost-effective than four separate systems installed by four separate vendors. The Company is positioning itself to take advantage of this trend by expanding the breadth of its electronic security service offerings.

       o Advances in Digital Communications Technology. Prior to the development of digital communications technology, alarm monitoring required a dedicated telephone line, which made long-distance monitoring uneconomic. Consequently, in order to achieve a national or regional presence, alarm monitoring companies were required to maintain a large number of geographically dispersed monitoring stations. The development of digital communications technology eliminated the need for dedicated telephone lines, reducing the cost of monitoring services to the subscriber and permitting the monitoring of subscriber accounts over a wide geographic area from a central monitoring station. The elimination of local monitoring stations has decreased the cost of providing alarm monitoring services and has substantially increased the economies of scale for larger alarm service companies. In addition, the concurrent development of microprocessor-based control panels has substantially reduced the cost of the equipment available to subscribers in the residential and commercial markets and has substantially reduced service costs because many diagnostic and maintenance functions can be performed from a company's office without having to send a technician to the customer's premises.

         The Company believes that several factors contribute to a favorable market for electronic security services generally in the United States.

       o High Level of Concern About Crime. As violent crime and the reporting of crime by the news media has increased, the perception by Americans that crime is a significant problem has also grown. Concurrently, demand for security systems has grown with greater awareness of risk management within the business community. In addition to the protection that electronic detection and surveillance systems provide, the Company believes that such systems also have a deterrent effect against crime.

       o Insurance Requirements and Premium Discounts. The increase in demand for security systems may also be attributable, in part, to the requirement of insurance companies that businesses install an electronic security system as a condition of insurance coverage. The purchase of an electronic alarm system often entitles the subscriber to obtain premium discounts as well. In addition, in order to comply with many municipal fire codes, the installation of an electronic fire system is required in many localities.

Business Strategy

         Management believes that Holmes is uniquely positioned to pursue a business strategy involving a combination of strategic acquisitions and internal growth. Because the historic Holmes brand name is well established in the Northeast and has been utilized since 1858, the Company believes that it can capitalize on public recognition of this name and its historic reputation in connection with expanding into new geographic markets throughout the United States, strengthening its national accounts program, increasing its sales and marketing strategy and expanding its dealer operations and achieving continued market penetration by increasing its sales force. The Company further believes that its new management team's previous experience will be helpful in successfully implementing its business strategy.

         Growth through Acquisitions

         The Company continues to pursue two fundamental types of acquisitions: fold-in acquisitions and new market acquisitions. Various factors will be considered when evaluating any potential acquisition, including the purchase price and other financial terms of the transaction, the business prospects and competitive position of and services provided by the acquisition candidate and the extent to which any such acquisition would enhance the Company's future prospects. In addition to determining the economic viability of the proposed acquisition, an acquisition candidate will be evaluated for stability of subscriber base, market share, quality of operations, compatibility of equipment and contract terms and growth opportunities.

         Fold-in Acquisitions. Fold-in acquisitions will mainly target businesses or portfolios of alarm monitoring accounts that can be readily consolidated with existing Holmes branch offices and monitoring centers. Such acquisitions are attractive because the Company believes that, through consolidation, cost savings will be achieved due to the low variable cost associated with monitoring and supporting additional subscriber accounts. The Company believes that certain fold-in acquisitions may also add specialized expertise to the Company. For example, acquiring a business that specializes in fire system installation would bring many of the expected financial benefits of a typical fold-in acquisition, and in addition, would enhance the Company's ability to broaden its product and service offerings with the added industry-specific knowledge and management obtained through the acquisition.

         New Market Acquisitions. The Company also continues to expand its operations through strategic acquisitions of electronic security services companies in new geographic markets throughout the United States, thereby diversifying its business base beyond the Northeast. In the Company's view, expansion into new geographic markets will also create additional opportunities for fold-in acquisitions. The Company believes that acquiring existing companies that have established a local market presence in areas outside of the Northeast is a less costly alternative to the internal development of new markets. In addition, through the retention of certain of the existing employees of acquired companies who are familiar with local markets, the Company believes it will be able to capitalize on local affiliations and relationships. New market acquisitions will be sought in geographic markets which the Company believes can serve as a framework for establishing national accounts business from subscribers who require electronic security services at multiple locations nationwide.

         In September 1996, the Company acquired an alarm monitoring company based in Stanton, California (the "California Corporation") which provides alarm monitoring services for customers of other alarm companies through its state-of-the-art central monitoring facility. The Company is maintaining this Southern California facility in order to monitor the accounts of customers of other alarm companies as well as those of authorized Holmes dealers and does not anticipate consolidating this newly acquired facility with its central monitoring facility located in Edison, New Jersey.

         In addition, as of March 15, 1997, the Company purchased alarm operations in Dallas and Arlington, Texas; San Francisco, California; the Boston, Massachusetts metropolitan area; Nashville, Tennessee; Harrisburg, Pennsylvania; and Lakeland, Florida.

         The Company is actively exploring other acquisition opportunities and has had discussions with a number of prospects. Except as disclosed above, the Company has not completed any other acquisitions as of the date hereof.

         Internal Growth

         The Company also plans to continue growing internally by expanding its product and service offerings, strengthening its national accounts program which focuses on commercial subscribers conducting business in multiple locations nationwide, enhancing its sales and marketing activities and expanding its dealer operations. The Company believes that this type of expansion will increase usage and cost efficiencies of its newly consolidated state-of-the-art central monitoring station in Edison, New Jersey. The Company's target market remains oriented toward the commercial and mid- to high-end residential subscriber.

         Expanding Security Services Product Offerings. The Company believes that it has established a reputation as a provider of quality systems and services and that this reputation is the result, in part, of the Company's attention to advances in technology and their application to the Company's products and services. In this regard, the Company maintains an Equipment Evaluation Committee that evaluates new products and the development of improvements to existing products and services. The Company is committed to offering a broad range of services, products and features that incorporate the latest technology generally available to the industry. As a result, the Company has entered into a relationship with ARDIS, a Company owned by Motorola, Inc., under which the Company plans to utilize a national wireless data communications network for highly reliable and immediate transmissions of alarm signals as part of its Holmes Net system. Wireless data transmission methods are less susceptible to accidental or intentional signal transmission interruptions because they are less reliant on land-based telephone wiring networks. Due to its high level of security and reliability, the Company believes that the Holmes Net system will be attractive to customers such as jewelry stores, banks and others who require more than a conventional digital (telephone based) alarm system. The Company also offers other specialized services using products from various manufacturers to allow itself maximum flexibility in the types of systems and services that it provides. These include, but are not limited to LifeNet, a sophisticated vehicle tracking system which uses global positioning satellite ("GPS") technology and is designed to provide a high level of security to executives while they travel in automobiles; CargoNet, also a GPS-based system, designed to protect trucks and trailers from theft; ViewNet(TM), an interactive video and verification system designed for commercial sites in which central station staff can monitor in "real time" as events occur and central station operators can talk to customers or suspected criminals at the monitored site; and ProWatch, an integrated security system for high-rise office buildings designed to automate fire and burglar alarms and access control systems located on tenants' premises as well as in the buildings' common areas, thereby reducing the need for physical guards on-site.

         Strengthening National Accounts Program. The Company believes that large companies conducting business on a national scale with multiple locations throughout the United States can achieve cost benefits by centralizing all of their security needs with a single vendor. The Company intends to enhance its national accounts program to enable it to more effectively compete for business from large commercial subscribers with multi-location security needs. This program is designed to offer national account subscribers, through an account manager, a single source for centralized and standardized system design, installation, service, billing, comprehensive activity and data reporting, nationwide monitoring and system operation for all of the subscriber's locations. The Company believes that a stronger national accounts program will enhance its competitive position and increase the marketability of its services and products. The national accounts management team and sales force will operate the national accounts business. The Company's branch offices, dealers from its dealer program and selected subcontractors, under the direction of the national accounts management team, provide service and installation support for all national account subscribers.

         Increasing Sales and Marketing Activities. The Company will continue to focus its marketing efforts on increasing its visibility throughout the United States. The Company aggressively markets and sells its products and services through its growing sales force. Sales compensation and incentive plans have been revised to increase the motivation of the sales force by reducing base salaries and increasing incentive compensation. The Company provides its sales force and operational personnel with advanced training and market resources, including professionally prepared literature and presentation manuals, background research and technical information. The Company believes that such training and resources will expand the expertise and knowledge of its employees and enable each branch office to offer a full range of security products and services. In addition, the Company has returned to one of the original Holmes logos used in the early part of this century, which it believes will further increase public recognition and awareness of Holmes and its historical presence and long-standing reputation in the industry.

         Expanding Dealer Operations. The Company plans to expand its dealer operations by adding a number of new independent dealers to its authorized Dictograph dealer program and by implementing a separate Holmes authorized dealer program. The Dictograph program had previously been operated as a franchise network prior to 1996. As of March 15, 1997, the Company had 15 Dictograph dealers and 25 Holmes dealers. New Dictograph dealers will acquire exclusive territories from the Company and will be required to purchase a minimum quota of specialized proprietary security equipment from the Company. On the other hand, while authorized Holmes dealers will not be provided with exclusive territories, they will be allowed to purchase specialized proprietary security equipment from the Company without meeting minimum purchase requirements. In addition, Holmes dealers will be authorized to use the Holmes brand name to gain market advantage. Both Dictograph and Holmes dealers will be offered the opportunity to provide service and installation support for certain of the Company's national accounts subscribers. It is also anticipated that the Company will provide central monitoring services to some of its dealers' customers.

         The Company believes that its dealer programs will provide it with a presence in local markets in which the Company may not have an office and thereby broaden recognition of its brand names. In addition, the dealers, who will be located throughout the United States, will give the Company greater geographic coverage for its developing national accounts business by providing subcontractor installation services. The Company believes that the development of these dealer programs will be an important aspect of establishing and supporting its national accounts program. In addition, the Company anticipates that, as a result of its dealer programs, revenues may be increased through the provision of monitoring services to its dealers' customers and by sales of its products to its dealers.

Description Of The Business

         Alarm Monitoring Services

         Central Monitoring Activity. The Company monitors signals arising from various activities, including burglaries, fires and other events, through certain of the systems described below which are installed at the subscriber's premises. The Company's monitored security systems consist of sensors, transmitters and other event detection devices designed to detect a variety of conditions including, but not limited to, entry, movement, fire, temperature, water flow and electric power interruption. The sensors and other event detection devices are connected to a control panel/transmitter which sends signals to a central monitoring station maintained by the Company. Signals may be transmitted over leased telephone lines, multiplex circuits, public telephone lines and cellular and radio networks. The control panel/transmitters are generally microprocessor-based and can identify the nature of the emergency and the area within a building where the sensor or other device was activated. Company personnel at its central monitoring stations respond to incoming alarm signals by contacting the subscriber, alerting the police, the fire department or other emergency response services or, where contracted, dispatching a Holmes response agent.

         Central Monitoring Stations. In order to reduce overall manpower requirements, achieve economies of scale and other cost efficiencies and enhance the quality of service being provided, the Company consolidated its central monitoring facilities in the Northeast into one facility located in Edison, New Jersey.

         The Company monitors the accounts of customers of other alarm companies primarily at its central monitoring station located in Southern California. The Company intends to monitor the accounts of customers of its authorized Holmes dealers at this location as well. In addition, the Company acquired small central stations in Arlington, Texas; Nashville, Tennessee and San Francisco, California, in connection with its acquisitions in these cities. Future plans for these central stations have not been finalized. See "Business -- Business Strategy/Growth through Acquisitions."

       The Company's central monitoring stations incorporate the use of communications and computer systems that route incoming alarm signals and telephone calls to operators at each station. Each operator sits before a computer monitor that provides immediate information concerning the nature of the alarm signal, the subscriber whose alarm has been activated and the premises on which such alarm is located. All telephone conversations are automatically recorded. Due to the security-sensitive nature of their employment, the Company's central monitoring employees are subject to extensive pre-employment screening.

         The Company's central computer system in Edison, New Jersey, consisting of two computers with built-in redundancy, has the capacity to monitor up to 60,000 subscriber accounts. The Company's central computer system in Stanton, California also consists of two computers with built-in redundancy and has the capacity to monitor up to 40,000 customer accounts. The equipment at the Edison facility includes: phone switching equipment; digital receivers that process the incoming signals; a multi-channel, voice-activated recording system; an uninterruptable power supply; dual backup generators supplied by different fuel sources; and other equipment in support of specialized services such as LifeNet, CargoNet and ProWatch. The Company's smaller central stations in California, Texas and Tennessee have the combined capacity to monitor up to 16,000 additional customer accounts.

         The Company's central monitoring stations are listed by Underwriters Laboratories Inc. ("UL").The Company also offers Factory Mutual Research Corporation ("FM") approved services through its Edison, New Jersey central monitoring station. UL and FM specifications for central monitoring stations include building integrity, back-up systems, staffing and standard operating procedures. UL and FM confirm compliance with their respective specifications through periodic on-site inspections. In many jurisdictions, applicable law requires that security alarms for certain buildings be monitored by UL-listed and/or FM-approved facilities. In addition, such listing and/or approval is required by certain commercial subscribers' insurance companies as a condition to insurance coverage.

         Operation of Central Monitoring Stations. Depending upon the type of service for which the subscriber has contracted, central monitoring station personnel respond to alarms by relaying information to the local fire or police departments, notifying the subscriber, or taking other appropriate action, such as dispatching alarm response personnel to the subscriber's premises where this service is available. Other non-emergency administrative signals are generated by low battery status, deactivation and reactivation of the alarm monitoring system, and test signals, and are processed automatically by computer. Each of the Company's central monitoring stations operates 24 hours per day, seven days a week, including all holidays. Each operator receives training that includes familiarization with substantially every type of alarm system in the Company's subscriber base. The Company's training program encompasses classroom study as well as personalized instruction by experienced operators on all aspects of alarm monitoring procedure.

         Subscriber Contracts. The Company's alarm monitoring subscriber contracts generally have initial terms of five years in duration and provide for automatic renewal terms for fixed periods (typically one or two years) unless the Company or the subscriber elects to cancel the contract at the end of its term.

         In the normal course of its business, the Company experiences customer cancellations of monitoring and related services as a result of subscribers relocating, the cancellation of purchased accounts in the process of assimilation into the Company's operations, unfavorable economic conditions, dissatisfaction with field maintenance services and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, price increases, the reconnection of premises previously occupied by subscribers and conversions of accounts previously monitored by other alarm companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Alarm Response Services. The Company supplements its security alarm monitoring services by providing to certain subscribers "alarm response service" in connection with alarm system activations. Upon receipt of an alarm activation signal from an alarm response service subscriber, a response guard is dispatched by the Company to the subscriber's premises. If the Company's response guard observes potential criminal activity upon arrival at the subscriber's premises, the response guard will report the activity to the dispatch office, which will in turn notify local law enforcement. The response guard will then maintain surveillance until law enforcement officers arrive. Depending upon a subscriber's preference, the dispatch of the Company's response guards may be used as an alternative to the dispatch of local police.

         The Company's patrol and response officers are subject to extensive pre-employment screening. Patrol and response officers are required to have firearm permits and applicable state and city guard licenses. The Company's training program for patrol and response officers includes arrest procedure, criminal law, firearms usage and patrol and search tactics. This training program complies with state-mandated requirements. The provision of patrol and alarm response services subjects the Company to greater risks, including those relating to accidents or inappropriate employee behavior, than other types of services.

         The Company believes that demand for alarm response service may increase as a result of a trend on the part of local police departments to limit their response to alarm activations and other factors that may lead to a decrease of police presence. In addition, the Company believes that alarm response service is an effective means to assist subscribers in reducing their exposure to false alarm fines.

         Electronic Security Alarm Systems and Associated Services

         Electronic Security Systems. The Company uses what it believes to be the highest quality, most cost- effective components and products in the design and installation of electronic security systems for its customers. An effort is being made to incorporate the most suitable combination of products such that each system provides the highest level of security required at competitive prices. The Company designs, sells, installs and services the following types of security alarm systems.

         Intrusion Detection Systems incorporate control panels and sensors to detect glass breakage, unauthorized door and window openings, vibration, motion and noise, together with personal emergency alarms and other peripheral equipment such as sirens and bells. Activity indicating the presence of intruders is automatically communicated to the Company's central monitoring stations, a monitoring facility at the subscriber's own premises or the local police or fire department.

         Commercial and industrial businesses are the traditional users of these types of systems and generally regard them as a necessary business expense. In addition, residential purchases of these systems have grown in recent years. In an effort to minimize false alarms and improve customer service, the Company provides a video alarm verification system (Computect VS) for use in conjunction with intrusion detection systems. The Company is in the process of adding two-way voice capabilities to its central monitoring facility in Edison, New Jersey.

         Fire Detection Systems incorporate heat, ionization, smoke and flame sensing devices, manual pull stations, evacuation sounders, sprinkler systems, elevator controls and evacuation systems. Fire detection systems are designed to comply with applicable fire codes. Activities indicating fire related conditions or events are automatically communicated to the Company's central monitoring stations, a local police or fire department or a monitoring center at the subscriber's own premises.

         Access Control Systems are primarily designed to exclude unauthorized personnel from specified areas. These systems provide access control that is generally card-activated and can be integrated with fire and burglary detection systems. Entry and exit activity can be monitored or recorded, and may be controlled on the basis of time and authority level. In addition to standard access control systems, the Company has introduced ProWatch, an integrated building security system specially designed for multi-tenant office buildings. ProWatch integrates access control and intrusion and fire detection systems, which systems may be controlled and monitored by a Holmes central monitoring station.

         Closed Circuit Television Systems can monitor and record entry and exit activity or provide surveillance of designated areas. These systems can deter theft and vandalism or support other access control systems. These systems can be monitored either by a video recorder or in real time via a monitoring screen.

         Critical Condition Monitoring provides supervision of various commercial systems and processes. A common form of this service is monitoring of sprinkler system functions, such as water flow, air and water pressure, fire pump conditions, shut-off valves and water tank levels. Additionally, these systems can consist of ambient temperature sensors that signal failure of heating or refrigeration systems, devices that monitor manufacturing processes, and other equipment that monitors power levels, water levels and energy waste.

         Interactive Video and Verification designed for commercial sites allow central station staff, using ViewNet(TM), to monitor a location in "real time" as events occur, and enables central station operators to talk to people they are monitoring as needed, offering instruction to customers, or engaging a suspected criminal before police arrive.

         Vehicle Tracking Systems provide covert tracking of vehicles and can pinpoint the location of a vehicle anywhere in the continental United States using global positioning satellite technology. In addition to providing tracking capabilities, the Company's LifeNet system and CargoNet system control a vehicle's engine functions thereby allowing LifeNet or CargoNet, as the case may be, to direct a vehicle to a complete halt. CargoNet also protects commercial trucks and trailers from theft.

         Wireless Security Transmission Systems are designed to be monitored by a central monitoring facility via wireless security transmissions. In 1996 the Company introduced HolmesNet, an in-building wireless security transmission system which is constantly monitored by a Holmes central monitoring station. HolmesNet is also a two-way communication network that allows a subscriber to send a message directly to a Holmes central monitoring station and receive a confirmation that such message was received.

         Field Repair Services. The Company believes one of the most effective ways of improving customer retention is the provision of quality, responsive field repair service by Company employees. Repair services generate revenues primarily through billable field service calls and contractual payments under the Company's extended service program. The increasing density of the Company's subscriber base, as a result of the Company's continuing effort to infill areas surrounding its branch operations with new subscribers, permits more efficient scheduling and routing of field service technicians, and results in economies of scale at the branch level. The increased efficiency in scheduling and routing also allows the Company to provide faster field services response and support, which leads to a higher level of subscriber satisfaction.

Franchise And Dealer Operations

         The Company acquired the business of Dictograph Franchise Corporation in 1988. Headquartered in Edison, New Jersey, this business operates a widespread franchise network and authorized Dictograph dealer program throughout the United States and the Caribbean. As of March 15, 1997, the Company had 29 independent franchisees and 15 independent Dictograph dealers, all authorized to do business under the name of Dictograph Security Systems. The Company is in the process, however, of phasing out its franchise operations and, since 1993, has not established additional franchise relationships. Accordingly, the existing Dictograph franchisees are being given an option either to convert their franchises into dealerships by June 30, 1997, or to maintain their franchises under existing franchise agreements. The Company's franchise agreements require franchisees to purchase products based on individual minimum quotas and pay royalties based on a percentage of their revenues.

         In accordance with its current business strategy, the Company plans to increase the number of Dictograph dealers in the Dictograph dealer program and has established an authorized Holmes dealer program. As of March 15, 1997, the Company had 25 independent Holmes dealers. Under both programs, dealers are independent electronic security services businesses which sell, install and service security equipment. These businesses are typically small and often cannot properly provide monitoring services because they lack a sufficient number of subscribers to support the fixed operating expenses associated with such services. Hence, Dictograph and Holmes dealers are able to have their customers' security systems monitored by the Company. Other Company services are also available to dealers under both programs, including technical support, sales training and marketing assistance. In addition, it is intended that both Dictograph and Holmes dealers will be offered the opportunity to provide service and installation support for certain of the Company's national accounts subscribers. Pursuant to dealership arrangements under the Dictograph dealer program, dealers acquire exclusive operating territories and are required to purchase a minimum quota of specialized proprietary security equipment from the Company on an annual basis. On the other hand, under the Holmes program, authorized Holmes dealers will not be provided with exclusive operating territories, but will be allowed to purchase specialized proprietary security equipment from the Company without meeting minimum purchase requirements. In addition, Holmes dealers will be authorized to use the Holmes brand name to gain market advantage.

         To date, the Company's revenues from its franchise and dealer operations are derived primarily from (i) the gross margin on the sale of security equipment to franchisees and Dictograph dealers, (ii) royalties received from franchisees based upon their revenues and (iii) subcontract monitoring charges from security alarm services performed for monitoring franchisee and Dictograph dealer accounts. See "Business -- Business Strategy."

Other Services

         Jewelry Vault Rentals. The Company operates a maximum security safe deposit vault facility in the jewelry district of New York City. Vault rentals are provided on a short-term or long-term basis to jewelers, many of whom also utilize the Company's security alarm services for their businesses located in the jewelry district.

         Insured Parcel Delivery. In 1995, the Company began providing insured parcel delivery services to the jewelry markets of New York City, Los Angeles and other locations after acquiring the assets of its One Service business. This business involves the arranging of overnight shipping of insured jewelry parcels from jewelry centers in New York, Los Angeles and other locations to various points throughout the United States. The Company's insured parcel delivery service provides a number of special handling features to ensure the security of the parcel, including computerized tracking and proof of delivery. In addition, insurance coverage is provided for each parcel in an amount up to $50,000 of the declared value of such parcel with no deductible.

Marketing and Sales

         The Company is currently focusing its marketing efforts on increasing its visibility throughout the United States. This is accomplished through national and local advertising in various forms of print media, direct mail campaigns, telemarketing efforts, referrals from existing customers and attendance at national trade shows. Additionally, the Company's marketing strategy includes the return to one of the original Holmes logos used in the early part of this century. The Company believes that use of this original logo will increase public recognition and awareness of Holmes and its historical presence and long-standing reputation in the industry. The Company provides its sales force with extensive training and market resources, including professionally prepared literature and presentation materials, background research and technical information.

         The Company installs security equipment either on the basis of an outright sale of the equipment to the subscriber, or as a "company-owned system" where Holmes charges the subscriber for the installation, but retains title to the equipment. Sales of alarm systems are generally made at the customer's premises, typically through visits by a sales representative. The Company's sales representatives analyze a customer's security needs and, acting in coordination with necessary technical support staff, design or specify an appropriate security system to meet those needs and coordinate the installation of the system in the customer's premises. The Company maintains installation and field service personnel, as well as inventories of parts, in each of its branch offices. See "Business -- Business Strategy."

Competition

         The electronic security services industry in the United States is highly competitive and highly fragmented, with new competitors continually entering the field. Competition is based primarily on price in relation to quality of service. The Company believes that it derives competitive strength from its emphasis on high quality systems and services and its attention to technological advances. Sources of competition in the electronic security services industry are other providers of central monitoring services, systems directly connected to local police and fire departments, local alarm systems and other methods of protection, such as locks and gates and manned guarding. The Company believes that it competes with numerous local, regional and national companies. The Company's primary nationwide competitors include ADT Security Systems, Inc., Ameritech Monitoring Services, Inc., Wells Fargo Alarm Services and Honeywell, Inc. Some of the Company's national competitors have greater financial, marketing and other resources than the Company. It is possible that, subject to regulatory compliance, companies such as those engaged in the telephone and cable business, if not already competing, may in the future endeavor to enter the electronic security services industry.

Suppliers

         The Company currently has multiple sources of supply for the components used in the electronic security and fire detection systems that it designs and installs. The Company does not manufacture any of the equipment or components that it designs and installs. The Company believes that a variety of alternative sources of supply is available on reasonable terms. However, the Company has no guaranteed supply arrangements with its suppliers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. There can be no assurance that shortages of components will not occur in the future. Failure of sources of supply and the inability of the Company to develop alternative sources of supply if required in the future could have a material adverse effect on the Company's operations.

Regulation

         The Company's operations are subject to a variety of federal, state, county and municipal laws, regulations and licensing requirements. Many of the states in which Holmes operates, as well as certain local authorities, require Holmes to obtain licenses or permits to conduct a security alarm services business. Certain governmental entities also require persons engaged in the security alarm services business to be licensed and to meet certain standards in the selection and training of employees and in the conduct of business. The Company believes that it holds the required licenses and is in substantial compliance with all licensing and regulatory requirements in each jurisdiction in which it operates.

         In addition, there has been a trend recently on the part of municipalities and other localities to attempt to reduce the level of false alarms through various measures such as the licensing of individual alarm systems and the imposition of fines upon customers, revocation of customer licenses or non-response to alarms after a certain number of false alarms. While such statutes and ordinances have not had a material adverse effect on Holmes' business operations to date, Holmes is unable to predict whether such statutes or ordinances, or any similar statues or ordinances enacted by other jurisdictions, will adversely affect its business and operations in the future. The security alarm industry is also subject to the oversight and requirements of various insurance, approval, listing and standards organizations. Adherence to the standards and requirements of such organizations may be mandatory or voluntary depending upon the type of customer served, the nature of security service provided and the requirements of the local governmental jurisdiction. The Company has not had any material difficulties in complying with such standards and requirements in the past.

         Holmes' electronic security business relies on the use of telephone lines and radio frequencies to transmit signals and to communicate with field personnel. The cost of such lines and the type of equipment which may be utilized in telephone line transmissions are regulated by both the federal and state governments. The operation and utilization of radio frequencies are regulated by the Federal Communications Commission and state public utilities commissions.

Risk Management

         The nature of the services provided by Holmes potentially exposes it to greater risks of liability for employee acts or omissions, or system failures, than may be inherent in many other service businesses. To reduce those risks, substantially all of Holmes' customers have subscriber agreements which contain provisions for limited liability and predetermined liquidated damages to customers and indemnification by customers against third party claims; however, some jurisdictions prohibit or restrict limitations on liability and liquidated damages in cases of gross negligence or intentional misconduct and in certain other situations. Holmes carries insurance of various types, including general and umbrella liability and errors and omissions insurance to insure it from liability arising from acts or omissions of its employees.

Intellectual Property

         Holmes Protection and Dictograph are the Company's principal trademarks and service marks. The Company also uses the Computect service mark in connection with its alarm services and related products, the LifeNet and CargoNet service marks for its vehicle tracking systems, the HolmesNet service mark in connection with its wireless transmission system and the One service mark for its insured parcel delivery service. The Company believes that its rights in these trademarks and service marks are of unlimited duration and adequately protected by registration or applications to register. In addition, the ProWatch trademark is authorized for use by the Company from a third party. The Company believes that certain of its trademarks and service marks are important to the marketing of its security alarm services, particularly as the Company strives to establish a strong identity for Holmes with its customers. In addition, the Company relies on trade secret and other laws to protect its proprietary rights in its security systems and programs. No assurance can be given that the Company will be able to successfully enforce or protect its rights to its trademarks, service marks or proprietary information in the event that any of them is subject to third party infringement or misappropriation. The Company's central monitoring operations utilize proprietary software which the Company has licensed from a third party.

Employees

         As of March 15, 1997, the Company had approximately 565 full-time employees. The Company believes that relations with its employees and their unions are satisfactory. Approximately 85% of the Company's installation and service personnel and a small portion of its response personnel are represented by unions under the following collective bargaining agreements with the Company's subsidiaries:



                                                                                         Agreement               Employees
     Subsidiary*                                   Union                              Expiration Date             Covered
----------------------         ---------------------------------------------      -----------------------      -------------
Holmes Protection              United Service Workers of America, Local           December 31, 2001                 18
of Long Island, Inc.           355

Holmes Protection              Local No. 98, International Brotherhood of         November 9, 2000                  18
of Philadelphia, Inc.          Electrical Workers

Holmes Protection              United Service Workers of America, Local           September 30, 2001                38
of New Jersey, Inc.            355

Holmes Protection              Local 3, International Brotherhood of              January 31, 2001                  69
of New York, Inc.              Electrical Workers

Holmes Protection              United Service Workers of America, Local           March 24, 2002                    10
of New York, Inc.              355

-----------------------------

* These subsidiaries have all been merged into the Company's wholly-owned subsidiary, Holmes Protection, Inc., as of December 31, 1996.
Historical Developments

         The 1992 Restructuring

         On August 13, 1992, the Company effected a financial restructuring
(the "1992 Restructuring") pursuant an exchange agreement, dated as of December 18, 1991, which agreement was amended as of January 31, 1992, May 24, 1992 and June 30, 1992 (the "Exchange Agreement"), between the Company and seven U.S. insurance companies and other institutions (together, the "Institutions"). Stockholder approval of the Exchange Agreement was received on August 10, 1992. The Exchange Agreement provided for the satisfaction of certain notes representing approximately $72.6 million of loans (including accrued interest and penalties thereon, as at June 30, 1992) to the Company by the Institutions by a combination of cash payment, an exchange of Common Stock for debt, and forgiveness of approximately $34.5 million of debt. The Company implemented a twenty-five-for-one reverse stock split and then sold for 8.75 British pounds (approximately $16.91) per share additional shares of Common Stock to the Institutions as well as a total of 1,151,947 shares to its existing stockholders and directors and to certain institutional investors. Upon the completion of the 1992 Restructuring, the Institutions received a total of 1,603,224 new shares of Common Stock (representing 54.3% of the resulting outstanding shares of Common Stock), warrants (the "Institution Warrants") to purchase an aggregate of 147,572 shares of Common Stock at 8.75 British pounds per share (representing 5% of the resulting outstanding shares), and a cash payment of $12.6 million. As of August 13, 1992, after giving effect to the reverse stock split, the average trading price of the Common Stock on the London Stock Exchange was 7.28 British pounds per share and, based upon such price, the aggregate value of the shares issued to the Institutions was approximately $22.5 million. (United States dollar equivalents stated in this paragraph assume an exchange rate of $1.9323 per British pound.) John Hancock Mutual Life Insurance Company and The Mutual Life Insurance Company of New York, and their respective affiliates, are currently the two largest stockholders among the Institution group.

         In connection with the 1992 Restructuring and the Exchange Agreement, the Institutions received the right to nominate three directors of the Company ("Institution Nominees"), subject to adjustment based on their percentage ownership of total Common Stock. As of the date hereof, the Institutions have the right to nominate only two directors.

         The 1994 Investment Agreement

         On August 1, 1994, pursuant to an investment agreement, dated as of June 29, 1994 (the "Investment Agreement"), between the Company and HP Partners L.P., a Delaware limited partnership (the "Investor"), the Investor purchased 1,515,886 shares of Common Stock (the "Investor Shares") (representing approximately 34% of the then outstanding shares of Common Stock) and warrants (the "Investor Warrants") to purchase an aggregate of 685,714 shares of Common Stock at an exercise price of $4.58 per share, for an aggregate consideration of $10 million. The Investment Agreement and the transactions contemplated thereby, including amendments to the Company's By-Laws and the adoption of the Restated Certificate of Incorporation of the Company which effected a one-for-fourteen reverse stock split of the Common Stock, were approved by the Company's stockholders on July 29, 1994. As a result of the Investment Agreement, the Common Stock was delisted from the London Stock Exchange and listed on the Nasdaq SmallCap Market effective March 27, 1995. In addition, on March 27, 1995, the Company implemented a one-for-fourteen reverse stock split. Unless otherwise noted, all share amounts referred to herein have been adjusted to reflect this reverse stock split.

         In connection with the Investment Agreement, the Investor received the right to nominate four directors of the Company ("Investor-Nominees"), subject to adjustment based on the number of Institution Nominees and the Investors' percentage ownership of total Common Stock. As of the date hereof, the Investors have the right to nominate only three directors.

Other Developments

         1996 Credit Facility

         In August 1996, the Company entered into a credit agreement dated as of August 30, 1996, as amended and restated as of December 31, 1996 (the
"Credit Facility") with Merita Bank Ltd. and Bank of Boston Connecticut (together, the "New Banks") providing for a two-year, $25 million revolving credit facility which converts into a five-year term loan on September 30, 1998. Certain funds under the Credit Facility were used by the Company to replace its previous loan facility and to repay the outstanding balance thereunder. In connection with the Credit Facility, the New Banks received warrants to purchase an aggregate of 166,666 shares of Common Stock at an exercise price of $9.75 per share (the "New Bank Warrants") and were granted certain registration rights with respect thereto.


         Registration Rights

         In connection with the Investment Agreement, the Company entered into substantially similar registration rights agreements, each dated August 1, 1994, with the Investor and each of the Institutions, respectively (the "Registration Rights Agreements"). Pursuant to the Registration Rights Agreements, the
Company agreed to use its best efforts to prepare and file with the Securities and Exchange Commission and thereafter keep effective for a period of up to 15 years a registration statement under the Securities Act of 1933 (the
"Securities Act") permitting the public resale of the Investor Shares, the 1,588,105 shares held by the Institutions on August 1, 1994, and the shares of Common Stock issuable upon exercise of the Investor Warrants and the Institution Warrants. The Registration Rights Agreements provide that the Company may not grant any "piggyback" registration rights with respect to underwritten offerings to any person without the written consent of the Investor and the holders of more than 50% of Registrable Securities (as defined therein) held by the Institutions.

         In connection with the Credit Facility, the Company entered into a registration rights agreement, dated as of August 30, 1996, with the New Banks (the "New Banks Registration Rights Agreement"). Pursuant to the New Banks Registration Rights Agreement, the Company has agreed to, at the request of the New Banks, use its best efforts to prepare and file with the SEC and thereafter keep effective for a period of 120 days a registration statement under the Securities Act permitting the resale of the Shares underlying the New Bank Warrants.

         In connection with an acquisition (the "Acquisition") that the Company made in 1996, the Company issued restricted shares of Common Stock and entered into substantially similar registration rights agreements with each of the various parties that acquired such restricted shares of Common Stock (the "Acquisition Registration Rights Agreements"). Pursuant to the Acquisition Registration Rights Agreements, the Company has agreed to, at the request of the various parties thereto, use its best efforts to prepare and file with the SEC and thereafter keep effective for a period of 90 days, a registration statement under the Securities Act permitting the resale of 103,805 shares of restricted Common Stock that were issued in connection with the Acquisition.

         The 1995 Outsourcing Agreement

         In 1995, the Company entered into a ten-year, $51 million information technology services agreement, as amended (the "Outsourcing Agreement"), with PremiTech Corporation ("PremiTech"), a subsidiary of Electronic Data Systems, Inc. PremiTech is a limited partner in the Investor, holding a partnership interest equivalent to approximately 6% of the Company's Common Stock. Pursuant to the Outsourcing Agreement, PremiTech assisted the Company in consolidating the Company's four central monitoring stations located in the Northeast to a single location in Edison, New Jersey. The consolidation was completed in February 1997. The Outsourcing Agreement also provided for PremiTech to manage all of the Company's technological infrastructure and to perform certain other administrative functions.

         In March 1997, the Company and PremiTech reached an agreement in principle to terminate the Outsourcing Agreement, under which the Company will record a one-time, non-recurring charge of approximately $1.5 million in the first quarter of 1997. See Notes 3 and 15 to Notes to Consolidated Financial Statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operation."

         The 1996 Public Offering

         In October 1996, the Company completed a secondary public offering, underwritten by Brean Murray & Co., Inc., of 1.1 million shares of its Common Stock resulting in net proceeds to the Company of $12.1 million dollars, which were used to fund acquisitions, meet working capital requirements and reduce long-term debt obligations.

Item 2.   Properties

               As of March 15, 1997, the Company leased the following principal properties:




                                                                      Square        Annual
         Address                        Principal Use                  Feet         Rental           Lesse Expires
---------------------------     ---------------------------------    --------     ----------     --------------------
440 9th Avenue                   Corporate and sales offices           20,000      $392,800        February 28, 2002
New York, NY

21 Northfield Avenue             Sales, service center and central     15,620      $210,768        June 30, 2006
Edison, NJ                       station

10579 Dale Avenue #200           Sales office and central station       3,168      $ 46,416        March 31, 1999
Stanton, CA


Item 3.    Legal Proceedings

         The Company experiences routine litigation in the normal course of its business, which claims are generally covered under the Company's insurance policies. The Company believes that none of such pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

         As previously reported, the Company was a defendant in a lawsuit captioned Pan American Diamond Corporation and Wasko Gold v. Holmes Protection of New York, Inc., commenced in New York State Supreme Court, New York County, in January, 1994. The complaint sought compensatory, consequential and punitive damages in excess of $1,000,000 arising out of a burglary at a New York City jewelry manufacturing Company in which an employee of the Company participated. The Company, under the claim, was subject to an uninsured exposure for any damages that could be awarded in excess of $100,000. In March 1997, the parties to this action settled all claims with an aggregate payment made by the Company and its insurance carrier of $250,000.

Item 4.    Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on December 5, 1996. The holders of 5,828,062 shares of Common Stock of the Company were entitled to vote at the meeting. The holders of 4,819,830 shares of Common Stock, or 82.70% of shares entitled to vote at the meeting, were represented by proxy. The holders of 142 shares of Common Stock, or approximately .0021364% of shares entitled to vote at the meeting, were present in person. The following actions took place:

1. The stockholders voted for the reelection of each of the following persons nominated to serve as a director of the Company for a three-year term which will expire at the Company's annual meeting in 1999: George V. Flagg, Lawrence R. Glenn, and Edward L. Palmer. The remaining directors whose terms of office did not expire at the meeting were Pierre Besuchet, Daniel T. Carroll, Mark S. Hauser, William P. Lyons, and David Jan Mitchell. The holders of 4,816,672 shares voted for each nominated director, the holders of 3,300 shares voted against each nominated director, the holders of 0 shares abstained from voting and 0 shares were broker non-votes.

2. The stockholders approved a proposal to amend and restate the Company's Restated Certificate of Incorporation to delete Article Seventh which relates to certain creditors' and stockholders' rights to effect compromises or reorganizations. The holders of 3,538,075 shares voted for the proposal, the holders of 2,202 shares voted against the proposal, the holders of 1,300 shares abstained from voting and 1,278,395 shares were broker non-votes.

3. The stockholders voted to adopt the Company's 1996 Stock Incentive Plan. The holders of 4,405,109 shares voted for the adoption, the holders of 364,352 shares voted against the adoption, the holders of 6,560 shares abstained from voting and 43,951 shares were broker non-votes.

4. The stockholders voted to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ended December 31, 1996. The holders of 4,817,170 shares voted for the appointment, the holders of 502 shares voted against the appointment, the holders of 2,300 shares abstained from voting and 0 shares were broker non-votes.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Authorized Capital Stock

         The Company's authorized capital stock consists of 12,000,000 shares of Common Stock, par value $.01 per share, of which 5,828,062 shares are outstanding as of March 27, 1997, and 1,000,000 shares of undesignated Preferred Stock, par value $1.00 per share, of which no shares are outstanding as of March 27, 1997.

         On March 27, 1995 the Company effected a reverse stock split pursuant to which one new share of Common Stock, $.01 par value, was exchanged for every fourteen (14) whole shares of Common Stock, $.25 par value, then issued or outstanding and shareholders received a cash payment in lieu of any fractional shares (the "Reclassification"). References to "Common Stock" herein refer to the Common Stock of the Company both prior to and following the Reclassification as the context requires. All share amounts and related share price information in this report have been adjusted to give effect to the Reclassification.

Price Range of Common Stock

         The Company's Common Stock traded on the London Stock Exchange from 1984 through March 24, 1995. From March 27, 1995 through September 20, 1996, the Common Stock traded on the Nasdaq SmallCap Market ("NASDAQ/SmallCap"). Since September 23, 1996, the Common Stock has traded on the Nasdaq National Market ("NASDAQ/NM") under the trading symbol "HLMS." The following table sets forth, as applicable for the periods indicated, the range of the high and low mid-market closing prices for the Common Stock as reported by the London Stock Exchange and the range of high and low sale prices as reported by NASDAQ/SmallCap and NASDAQ/NM. The prices set forth below have been adjusted to give effect to the Reclassification.


                                              U.S. Dollars*                British Pounds
                                      ---------------------------     ----------------------------

                                        High            Low              High              Low
                                        ----            ---              ----             ---

1995
     1st Quarter (on London
     Stock Exchange through
     March 24, 1995)................    $6.25          $5.81          (pound)3.92      (pound)3.64
     1st Quarter (on
     NASDAQ/SmallCap
     effective March 27, 1995)......     6.25           6.25             --               --
     2nd Quarter....................     7.25           5.50             --               --
     3rd Quarter....................     9.25           4.25             --               --
     4th Quarter....................     6.50           3.75             --               --
1996
     1st Quarter....................    $9.00          $4.38             --               --
     2nd Quarter....................     9.25           7.75             --               --
     3rd  Quarter...................    11.50           9.00             --               --
     4th Quarter....................    15.13          11.25             --               --


-------------------------
* For purposes of this table, historical pound/dollar exchange rates have been used based on the average of the rates at the end of each month during each quarterly period.

At March 27, 1997, the Company had approximately 1,451 shareholders of record.

Dividend Policy

         The Company has not paid cash dividends on the Common Stock since 1989 and does not anticipate paying such dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the Company's business. The payment of any future dividends will be determined by the Board in light of the conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board. In addition, the Company is subject to certain restrictions regarding the payment of cash dividends and the making of other distributions in respect of the Common Stock pursuant to the Credit Facility (as hereinafter defined in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources") and any other new financing arrangements.

Item 6.    Selected Consolidated Financial Data

         The selected consolidated financial data set forth below as of December 31, 1996 and 1995 are derived from the Company's financial statements included elsewhere in this Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below as of December 31, 1994, 1993 and 1992 are derived from financial statements not included in this Form 10-K. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.



                                                                                Year Ended December 31,
                                                        1996            1995             1994           1993          1992
                                                        ----            ----             ----           ----          ----
                                                                (in thousands, except per share amounts)
Statement of Operations Data:(1)
Revenues......................................      $ 50,975        $ 50,075          $51,402       $ 53,500      $ 56,173
Cost of sales (exclusive of depreciation             (28,124)        (26,262)         (24,885)       (29,916)      (29,560)
expense)......................................
Gross profit..................................        22,851          23,813           26,517         26,584        26,613
Selling, general and administrative expenses..       (14,989)        (16,668)         (15,051)       (17,837)      (17,287)
Depreciation and amortization.................       (10,574)        (10,390)          (9,736)        (8,919)       (8,139)
Income (loss) before income taxes and
cumulative effect of change in accounting
principle.....................................        (3,667)         (5,793)             982            145         3,803
Income (loss) before cumulative effect of
change in accounting principle and
extraordinary item............................        (2,452)         (3,674)             404            (55)       (3,795)
Cumulative effect of change in accounting
principle.....................................            --           2,477               --             --            --
Extraordinary item  ..........................            --              --               --             --        23,187
Net income (loss).............................        (2,452)         (1,197)             404            (55)       19,392
Earnings (loss) per common share before
cumulative effect of change in accounting
principle and extraordinary item..............         (0.51)          (0.82)            0.11          (0.02)        (3.04)
Earnings (loss) per common share(2)...........         (0.51)          (0.27)            0.11          (0.02)        15.54
Weighted average shares outstanding...........         4,827           4,459            3,580          2,944         1,250


                                                                                Year Ended December 31,
                                                        1996            1995            1994          1993          1992
                                                        ----            ----            ----          ----          ----
                                                                                     (in thousands)
Other Data:
EBITDA(3) ...................................         $8,144         $ 7,392         $11,659       $ 9,649      $ 12,312
Interest Expense.............................            537             721             941           585           370
Capital expenditures.........................          9,428           7,494           7,361         7,883         7,074
Net cash provided by operating activities....          3,337           6,144           6,164         2,335         1,797





                                                                                    At December 31,
                                                        1996            1995            1994          1993          1992
                                                         ----            ----            ----         ----          ----
                                                                                    (in thousands)
Balance Sheet Data:
Working Capital..............................        $(2,171)       $ (5,246)        $(1,818)     $ (9,107)     $ (8,307)
Total Assets ................................         89,817          80,208          87,148        84,078        83,450
Long-term debt, net of current maturities....          4,370           4,862           6,709         5,995           435
Shareholders' equity ........................         60,395          47,672          48,420        39,319        38,006

-------------------

(1) Results of operations vary significantly among the years due to reorganization and a recapitalization of the Company. Net loss for 1996 reflects the effect of a non-recurring charge of $700,000. Net loss for 1995 reflects the effect of a non-recurring charge of $2,074,000 and the cumulative effect of a change in the method of accounting for non-refundable payments received from customers for Company-owned systems resulting in a net credit after tax of $2,477,000. See Notes 4 and 5 to Notes to Consolidated Financial Statements for further explanations. Net income for 1992 reflects the effect of an extraordinary gain, net of tax of $23,187,000, resulting from the restructuring of debt that occurred in August 1992.

(2) The net income (loss) per common share data has been adjusted to give effect to the Reclassification on March 27, 1995.

(3) EBITDA means earnings before interest, taxes, depreciation and amortization and is presented because it is an accepted and useful financial indicator of a Company's ability to service and incur debt. EBITDA should not be considered (i) as an alternative to net income or any other GAAP measure of performance, (ii) as an indicator of operating performance or cash flows generated by operating, investing or financing activities or (iii) as a measure of liquidity. EBITDA for 1996 does not reflect a non-recurring charge of $700,000. EBITDA for 1995 does not reflect the cumulative effect of a change in accounting principle of $2,477,000 or a non-recurring charge of $2,074,000. EBITDA for 1992 does not reflect an extraordinary gain of $23,187,000.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations


                                                                                    Year Ended December 31,
                                                                                        (in thousands)
                                                                  1996            1995            1994              1993
                                                                  ----            ----            ----              ----
Monitoring and service.............................            $35,656        $ 37,912        $ 39,747          $ 41,004
Installation ......................................             10,537           8,155           8,425             9,141
Franchise royalties, product sales
  and other........................................              4,782           4,008           3,230             3,355
                                                               -------       ---------       ---------          --------
Total revenues.....................................             50,975          50,075          51,402            53,500
Cost of sales (exclusive of
  depreciation expense shown below)................            (28,124)        (26,262)        (24,885)          (26,916)
                                                               -------         --------        --------          --------
Gross profit.......................................             22,851          23,813          26,517            26,584
Selling, general and administrative
  expenses.........................................           (14,989)         (16,668)        (15,051)          (17,837)
Depreciation and amortization......................           (10,574)         (10,390)         (9,736)           (8,919)
Non-recurring charge...............................              (700)          (2,074)              --                --
Other income ......................................               282              247             193               902
Interest expense, net..............................              (537)            (721)           (941)             (585)
                                                              --------       -- -------       ---------         ---------
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle.............................            (3,667)          (5,793)            982               145
Provision (benefit) for income taxes...............            (1,215)          (2,119)            578               200
                                                               -------       ---------        --------          ---------
Income (loss) before cumulative effect
  of change in accounting principle................            (2,452)          (3,674)            404               (55)
Cumulative effect of change in
  accounting principle, net of
  tax of $1,942....................................                 --           2,477           --                  --
                                                             ---------       ---------        --------          ----------
Net income (loss)..................................          $ (2,452)       $  (1,197)       $    404          $    (55)
                                                             =========       =========        ========          ==========

       Overview

         The majority of the Company's revenues is derived from a combination of (i) recurring payments received from subscribers for providing monitoring, service and equipment relating to electronic security systems, primarily under renewable contracts which generally have an initial five-year term, (ii) non-refundable charges received in connection with the installation of Company-owned systems in subscribers' premises, (iii) direct sales of electronic security systems and (iv) billable service charges, primarily from subscribers who own their systems outright. The remainder of the Company's revenues is derived from its insured parcel delivery service for the jewelry trade, jewelry vault rentals and royalties and product sales relating to its franchise and dealer operations.

         Recurring revenues are payable monthly, quarterly or annually in advance and are recognized as service is provided. Effective January 1, 1995, the Company changed its method of accounting for installation revenues with respect to the recording of non-refundable payments received from customers upon the completion of the installation of Company-owned systems. The cumulative net effect of this change was to increase net income by $2.5 million in 1995. The Company believes that recognizing revenues upon completion of the installation results in a better matching of revenues and expenses, better reflects the actual level of new business activity and conforms with the dominant practice being followed by the electronic security services industry See Note 4 to Notes to Consolidated Financial Statements.

         Direct installation costs of Company-owned systems, which include materials, labor and installation overhead, are capitalized and depreciated over the average useful life of subscriber contracts (including renewals), estimated by the Company to be twelve years. Other than direct installation costs of Company-owned systems, all costs are recognized in the period in which they are incurred.

         Fiscal Year Ended 1996 Compared with Fiscal Year Ended 1995

         Revenues increased $0.9 million (1.8%) to $51.0 million in 1996 from $50.1 million in 1995. The increase was attributable to an increase in installation revenues of $2.4 million (29.2%) primarily from new installations of customer-owned systems and an increase of approximately $0.8 million in other revenues which represents an increase in revenues associated with the One Service business acquired in March, 1995 offset by a decline in revenues from the Company's Dictograph operations. The increase in installation and other revenues was partially offset by a decrease in monitoring and service revenue of $2.2 million (6.0%) relating to the cancellation of annual recurring revenues in excess of new sales. The annualized cancellation rate was 10.8% in 996 compared to 10.9% in 1995. The annual recurring revenue base declined from $35.5 million at December 31, 1995 to $35.0 million at December 31, 1996. In 1996, the Company acquired approximately $1.9 million of annual recurring revenue most of which was acquired in December.

         Cost of sales increased $1.8 (7.1%) to $28.1 million in 1996 from $26.3 million in 1995. This increase was a result of the costs associated with the increase of new installations of customer-owned systems and the costs associated with the increased One Service business. New installation margins on customer-owned systems remained constant for 1996 as compared to 1995.

         Selling, general and administration expenses decreased $1.7 million (10.1%) to $15.0 million in 1996 from $16.7 in 1995. The decrease reflects reduced costs associated with staff reductions completed in the fourth quarter of 1995 and additional reductions completed in 1996 offset slightly by increased selling expenses associated with increased sales in 1996.

         Depreciation and amortization expense increased $0.2 million (1.8%) to $10.6 million in 1996 from $10.4 million in 1995. The increase relates to additional depreciation of installation costs relating to new and upgraded company-owned systems partially offset by a reduction in depreciation on other assets as a result of the writedown of leasehold improvements and other fixed assets in the fourth quarter of 1995.

         Interest expense, net of interest income, declined by $0.2 million (25.5%) from $0.7 million in 1995 to $0.5 million in 1996 primarily due to a declining debt balance.

         Non-recurring charges of $0.7 million in 1996 included $0.5 million relating to severance pay and related benefits in connection with additional reserves required for the staff reductions announced in the fourth quarter of 1995 and further reductions in 1996 as well as a settlement of an outstanding legal matter. In 1995, non-recurring charges of $2.1 million included $1.1 million relating to severance pay and related benefits for staff reductions and approximately $1.0 million relating to the write-off of unamortized leasehold improvements and other assets in connection with the Company's central station consolidation and the relocation of the Company's corporate headquarters.

         The Company recorded a net loss in 1996 of $2.5 million compared to a net loss of $1.2 million in 1995. In 1995, the Company changed its method of accounting for non-refundable installation fees on company-owned systems. The cumulative net effect of this change was to increase net income by $2.5 million in 1995.

         Fiscal Year Ended 1995 Compared with Fiscal Year Ended 1994

         Revenues declined $1.3 million (2.6%) to $50.1 million in 1995 from $51.4 million in 1994. A portion of the decline was attributable to a reduction in revenues of $1.8 million from the Company's monitoring and service operations relating to the cancellation of annual recurring revenues in excess of new sales. Such annual recurring revenue base declined from $37.4 million at December 31, 1994 to $35.5 million at December 31, 1995. In addition, reduced revenues resulted from a decline in revenues of $.7 million from franchise and dealer operations and $.7 million from the change in the method of accounting for non-refundable installation fees on Company-owned systems. The decline in revenues was partially offset by revenues from the insured parcel delivery service of $1.4 million, which business was acquired in March 1995. In 1995, the franchise and dealer operations experienced the loss of several franchisees and a reduction in related royalties and product sales. The change in accounting policy regarding non-refundable installation fees, while having a favorable cumulative effect on net income, resulted in lower installation income recognition in 1995. The Company's cancellation rate continued to improve from a high in 1991 of 15.2%, to 10.9% in 1995, which was slightly better than the 11.1% cancellation rate in 1994. This improvement reflects continued efforts to upgrade older accounts with new systems and to provide high quality service to subscribers.

         Cost of sales increased by $1.4 million (5.5%) to $26.3 million in 1995 from $24.9 million in 1994 primarily due to costs incurred in the operation of the insured parcel delivery business.

         Selling, general and administrative expenses increased by $1.6 million (10.7%) to $16.7 million in 1995 from $15.1 million in 1994. The increase relates in part to legal and professional fees incurred in connection with the Outsourcing Agreement and a significant prospective acquisition which did not materialize. Increased selling expenses were incurred in connection with new marketing efforts relating to the ProWatch and LifeNet systems.

         Depreciation and amortization expense increased $.7 million (6.7%) to $10.4 million in 1995 from $9.7 million in 1994. The increase relates to additional depreciation of installation costs relating to new Company-owned systems as well as those systems which have been upgraded.

         Interest expense, net of interest income, declined by $0.2 million (23.4%) from $0.9 million in 1994 to $.7 million in 1995 primarily due to an increase in interest income on investments and a declining debt balance under the Loan Agreement.

         Non-recurring charges of $2.1 million in 1995 included $1.1 million relating to (i) severance pay and related benefit costs in connection with the selective reduction of approximately 70 employees in the Company's work force, all of whom were terminated, notified or identified at December 31, 1995 and
(ii) approximately $1.0 million relating to the write-off of unamortized leasehold improvements and other assets in connection with the Company's central station consolidation and the relocation of the Company's corporate headquarters which took place in late 1996. See Note 4 to Notes to Consolidated Financial Statements.

         In 1995, the Company changed its method of accounting for non-refundable installation fees on Company-owned systems. The cumulative net effect of this change was to increase net income by $2.5 million in 1995. However, excluding the cumulative effect, this change resulted in an increase in net loss of $0.4 million in 1995. The Company believes that, on an ongoing basis, the effect on net income of this change will not be significant. See Note [3] to Notes to Consolidated Financial Statements.

         The Company recorded a net loss in 1995 of $1.2 million compared to net income of $0.4 million in 1994. The net reduction in income of $1.6 million in 1995 is due to all the various changes described above.

Liquidity and Capital Resources

         Fiscal Year Ended 1996

         Cash and cash equivalents increased by $0.6 million from $0.4 million in 1995 to $1.0 million in 1996. In 1996, net cash provided by operating activities of $3.3 million and net cash provided by financing activities of $7.8 million was offset by $10.5 million of cash used by investing activities.

         Net cash provided by operating activities of $3.3 million in this period principally consisted of cash provided by sales of electronic security services, adjusted for non-cash charges for depreciation and amortization, an increase in inventory of $0.8 million, a decrease in accounts payable and accrued expenses of $1.8 million and an increase in customer deposits of $1.0 million. The excess of current liabilities over current assets decreased from $5.2 million in 1995 to $2.2 million in 1996 primarily as a result of a reduction in long-term debt, accounts payable and accrued expenses.

         Net cash of $10.5 million used by investing activities in 1996 consisted of $9.4 million of capital expenditures (primarily for installation of alarm equipment on subscribers' premises) and investments in acquired companies of $3.2 million, offset by a net reduction of $2.0 million from net maturities of short-term investments.

         Net cash of $7.8 million provided by financing activities during this period consisted principally of net proceeds from the issuance of Common Stock of $12.1 million and proceeds from the Credit Facility of $12.0 million, offset by repayments of amounts due under the Loan Agreement of $6.2 million, the Credit Facility of $8.5 million, and short-term borrowings of $1.0 million. In addition, $0.6 million was used for issuance costs associated with the Credit Facility. See Notes 7 and 8 to Notes to Consolidated Financial Statements.

         Fiscal Year Ended 1995

         Cash and cash equivalents declined by $1.0 million from $1.4 million in 1994 to $.4 million in 1995. In 1995, net cash provided by operating activities of $6.1 million was offset by $1.5 million of cash used by financing activities and $5.6 million of cash used by investing activities.

         Net cash provided by operating activities of $6.1 million in this period principally consisted of cash provided by sales of electronic security services, adjusted for non-cash charges for depreciation and amortization, an increase in accounts receivable of $1.6 million, an increase in accounts payable and accrued expenses of $1.8 million and a decrease in customer deposits and other liabilities of $1.6 million. The excess of current liabilities over current assets increased from $1.8 million in 1994 to $5.2 million in 1995 primarily as a result of a reduction in long-term debt, additions to property, plant and equipment and establishment of the reserve for severance and related benefit costs.

         Net cash of $5.6 million used by investing activities in 1995 consisted of $7.5 million of capital expenditures (primarily for installation of alarm equipment on subscribers' premises), offset by a net reduction of $1.9 million from net maturities of short-term investments.

         Net cash of $1.5 million used by financing activities during this period consisted principally of repayments of amounts due under the Loan Agreement and short-term borrowings under a Company margin account. See Note 6 to Notes to Consolidated Financial Statements.

         Future Commitments and Cash Requirements

         Liquid assets available to the Company as of December 31, 1996 included cash and cash equivalents of $1.0 million. At December 31, 1996 the Company had undrawn funds of $21.5 million under its new revolving credit facility.

         In August 1996, the Company entered into the Credit Facility with Merita Bank Ltd. and Bank of Boston Connecticut (see "Business -- Other Developments/1996 Credit Facility"), to provide a two-year, $25 million revolving credit facility to the Company which converts into a five-year term loan on September 30, 1998. At December 31, 1996, the outstanding balance under the Credit Facility was $3.5 million. At such date outstanding balances under the Company's previous loan agreement, aggregating $6.2 million, were paid in full and such agreement was subsequently canceled.

         The Credit Facility matures on September 30, 2003, with principal payments payable in increasing quarterly installments commencing December 31, 1998. Borrowings under the Credit Facility bear interest, at the Company's option, at an annual rate equal to either a base rate, defined as the higher of the prime rate or a specified federal funds rate, or a specified Eurodollar rate plus, in each case, an applicable margin which varies with the Company's leverage (the ratio of total debt to EBITDA less capital expenditures). The Company is obligated to pay a commitment fee of 1/2% per annum of any undrawn amounts. The New Banks also received warrants to purchase an aggregate of 166,666 shares of Common Stock at an initial exercise price of $9.75 per share and were granted certain registration rights in connection therewith.

         Mandatory prepayment of the Credit Facility will be required under certain circumstances. Additionally, the Credit Facility contains a number of negative covenants customary in credit agreements for this type of loan, including, without limitation, restrictions on additional indebtedness, certain acquisitions, dividends, investments, mergers and sales of assets, creation of liens, guarantees, issuance of capital stock by the Company's subsidiaries and transactions with affiliates. The Company is also required to comply with various financial covenants, tests and ratios, including those relating to (i) ratios of total debt to recurring monthly revenue, (ii) minimum debt service coverage, (iii) minimum net worth, (iv) maximum capital expenditures and (v) maximum subscriber attrition rate (as defined in the Credit Facility).

         The Credit Facility is secured by all current and future assets and the pledge of the capital stock of the Company's subsidiaries.

         In 1995, the Company entered into the Outsourcing Agreement with PremiTech which provides for PremiTech to manage the Company's technological infrastructure, perform certain of the Company's administrative functions, and assist in the consolidation of the Company's central monitoring facilities. For on-going services during the ten-year term of the agreement, the Company was obligated to pay PremiTech a total of $47.7 million in equal monthly installments aggregating $4.8 million per year, subject to certain adjustments. In addition, the Company agreed to pay PremiTech a total of $3.3 million for its consolidation activities. In March 1997, the Company and PremiTech reached an agreement in principle to terminate the Outsourcing Agreement, under which the Company will record a one-time, non-recurring charge of approximately $1.5 million in the first quarter of 1997. See Notes 3 and 15 to Notes to Consolidated Financial Statements.

         The Company has in the past experienced cash flow shortages. The Company believes that net cash provided by operations, together with funds available under the Credit Facility, will enable it to meet its future cash operating needs.

         In the course of its business, the Company plans on-going annual capital expenditures for Company-owned alarm equipment installed at subscriber premises. Additionally, the Company continues to invest in the replacement and modernization of the equipment utilized in its central monitoring activities and associated security services. All such capital expenditures will require substantial financial resources which are expected to be provided by internally generated funds and, as necessary, supplemental funding from other sources, including its Credit Facility.

Item 8.    Financial Statements and Supplementary Data

         The Company's consolidated financial statements and a related schedule are included on pages F-1 to F-20 and S-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           Not Applicable.


PART III

Item 10.   Directors and Executive Officers of the Registrant

         The information required by this item is incorporated herein by reference to "Directors and Executive Officers of the Registrant" in the registrant's definitive proxy statement for 1997, if filed by April 30, 1997.

Item 11.   Executive Compensation

         The information required by this item is incorporated herein by reference to "Executive Compensation" in the registrant's definitive proxy statement for 1997, if filed by April 30, 1997.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for 1997, if filed by April 30, 1997.

Item 13.   Certain Relationships and Related Transactions

         The information required by this item is incorporated herein by reference to "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for 1997, if filed by April 30, 1997.


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)      Financial Statements

           Consolidated Balance Sheets at December 31, 1996 and 1995

           Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

           Notes to Consolidated Financial Statements

  (b)      Financial Statement Schedule

           Schedule II - Valuation and Qualifying Accounts


  (c)      Exhibits

     Exhibit
     No.

  3.1      Restated Certificate of Incorporation of the Company, as amended(*)
  3.2      Amended and Restated By-Laws of the Company(5)
  4.1      Specimen of Common Stock Certificate(5)
  4.3      Investor Warrant(2)
  4.4      Form of Institution Warrant(2)
  4.5      New Bank Warrants(11)
  10.1 Investment Agreement between HP Partners L.P. ("Investor") and the Company, dated as of June 29, 1994(1)
  10.2 Registration Rights Agreement between Investor and the Company, dated August 1, 1994(2)
  10.3 Exchange Agreement, dated as of December 18, 1991, among the Company and a number of insurance companies and other institutions listed therein ("Institutions")(1)
  10.4     First Amendment to the Exchange Agreement, dated January 31, 1992(1)
  10.5     Second Amendment to the Exchange Agreement, dated May 24, 1992(1)

  10.6     Third Amendment to the Exchange Agreement, dated June 30, 1992(1)
  10.7     Amended and Restated Senior Executives Option Plan(2)
  10.8 Master Lease Agreement No. 12223, dated December 18, 1992, between Data General Corporation and the Company(1)
  10.9 Letter Agreement, dated July 12, 1995, and Lease Schedule No. 006, dated July 26, 1995, to Master Lease Agreement No. 12223 between Data General Corporation and the Company(7)
  10.10 Letter Agreement, dated September 3, 1996, and Revised Lease Schedule No. 006 to Master Lease Agreement 12223 between Data General Corporation and the Company(11)
  10.11 Software License and Sublicense Agreement, dated April 4, 1995, among Monitoring Automation Systems, PremiTech Corporation and the Company(6)
  10.12 Employment Agreement between the Company and George V. Flagg, dated January 8, 1996(9)
  10.13 Employment Agreement between the Company and James L. Boehme, dated January 8, 1996(9)
  10.13(a) Amendment to Employment Agreement between the Company and James L.
           Boehme, dated June 5, 1996(10)
  10.14 Employment Agreement between the Company and Lawrence R. Irving, dated May 13, 1996(10)
  10.15 Lease Agreement, dated as of July 1, 1995, between Holmes Protection of New York Inc. ("HPNY") and Forty-Seventh-Fifth Company; Lease Guaranty by the Company, dated as of July 1, 1995(7)
  10.16(a) Lease Agreement, dated March 2, 1987, between HPNY and Ninth Avenue
           Associates (including First Amendment, dated August 9, 1988 thereto)(1)
  10.16(b) Second Amendment to Lease Agreement, dated October 7, 1987(2) 10.16(c) Third Amendment to Lease Agreement, dated October 27, 1994(3) 10.16(d) Fourth Amendment to Lease Agreement, dated November 13, 1995(9)
  10.17 Lease Agreement, dated June 1992, among Holmes Protection of Long Island, Inc., Holmes Protection Group, Inc. and J&B Properties Ltd.(1)
  10.18 Lease Agreement, dated January 31, 1974, between Holmes Protection of Philadelphia, Inc. and George Shapiro (including amendments thereto)(1)
  10.19    Form of Registration Rights Agreement with Institutions(2)
  10.20 Agreement For Information Technology Services, dated as of April 4, 1995, between PremiTech Corporation (formerly Premisys Corporation) and the Company ("Outsourcing Agreement")(7)
  10.21    First Amendment to Outsourcing Agreement, dated as of August 1,
           1995(8)
  10.22 Second Amendment to Outsourcing Agreement, dated as of December 14, 1995(9)
  10.23    Third Amendment to Outsourcing Agreement, dated as of January 19,
           1996(9)
  10.24 Parent Corporation Guarantee, dated April 4, 1995, among Electronic Data Systems Corporation, PremiTech Corporation and the Company(6)
  10.25 Credit Agreement, dated as of August 30, 1996, among Merita Bank Ltd., Bank of Boston Connecticut (together, the "New Banks"), the Company and Holmes Holding Company, Inc. (the "New Credit Agreement")(11)
  10.25(a) The New Credit Agreement, as amended and restated(*)
  10.26 Registration Rights Agreement, dated as of August 30, 1996, between the Company and the New Banks(11)
  18.1 Letter from Arthur Andersen LLP, dated March 20, 1996, regarding change in accounting principle(9)
  21.1     Subsidiaries of the Company(*)
  27.1     Financial Data Schedule(*)
  99.1     Definitive Proxy Statement(12)


  (*)  Filed herewith.
  (**) To be filed by amendment.

  (1) Incorporated by reference to the Company's Registration Statement on Form 10, dated July 11, 1994.
  (2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10/A, dated October 13, 1994.
  (3) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form 10/A, dated December 13, 1994.
  (4) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form 10/A, dated January 25, 1995.
  (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
  (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
  (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
  (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
  (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
  (10) Incorporated by reference to the Company's Registration Statement on Form S-1, dated July 26, 1996.
  (11) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, dated September 25, 1996.
  (12)    To be incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOLMES PROTECTION GROUP, INC.


                             By:         /s/ George V. Flagg
                                         ----------------------
                                         George V. Flagg
                                         President and Chief Executive Officer

Date: April 7, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Date:


April 7, 1997                            /s/ George V. Flagg
                                         -------------------
                                         George V. Flagg
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


April 7, 1997                            /s/ Lawrence R. Irving
                                         ----------------------
                                         Lawrence R. Irving
                                         Vice President/Finance
                                         (Principal Financial Officer)


April 7, 1997                            /s/ Lawrence R. Glenn
                                         ---------------------
                                         Lawrence R. Glenn
                                         Director


April 7, 1997                            /s/ Mark S. Hauser
                                         ------------------
                                         Mark S. Hauser
                                         Director


April 7, 1997                            /s/ William P. Lyons
                                         ----------------------
                                         William P. Lyons
                                         Director


April 7, 1997                            /s/ David Jan Mitchell
                                         ----------------------
                                         David Jan Mitchell
                                         Director

April 7, 1997                            /s/ Edward L. Palmer
                                         --------------------
                                         Edward L. Palmer
                                         Director


April 7, 1997                            /s/ Daniel T. Carroll
                                         ---------------------
                                         Daniel T. Carroll
                                         Director

                          INDEX TO FINANCIAL STATEMENTS



                                                                       Page


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of
      December 31, 1996 and 1995                                        F-3

    Consolidated Statements of Operations for the
      Years Ended December 31, 1996, 1995 and 1994                      F-4

    Consolidated Statements of Shareholders' Equity
      for the Years Ended December 31, 1996, 1995 and 1994              F-5

    Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1996, 1995 and 1994                            F-6



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-7 - F-20



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                         S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Holmes Protection Group, Inc.:

We have audited the accompanying consolidated balance sheets of Holmes Protection Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Holmes Protection Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 1995, the Company changed its revenue recognition policy of accounting for non-refundable payments received from customers upon completion of installation of Company owned systems.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on the Index to Financial Statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                          ARTHUR ANDERSEN LLP

New York, New York
February 28, 1997 (except with respect to the matter discussed in Note 15, as to which the date is March 12, 1997)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (000's omitted)


                                          ASSETS                                                1996          1995
CURRENT ASSETS:                           ------                                                ----          ----

    Cash and cash equivalents                                                             $      990     $      435
    Short-term investments                                                                        -           2,043
    Accounts receivable, less allowance for doubtful accounts of $973 in 1996 and
       $1,340 in 1995                                                                          5,333          4,997
    Inventories                                                                                2,795          1,923
    Prepaid expenses and other                                                                 1,871          1,899
                                                                                          ----------     ----------
                 Total current assets                                                         10,989         11,297
                                                                                          ----------     ----------

FIXED ASSETS, net                                                                             47,198         45,231

SUBSCRIBER CONTRACTS, at cost, less accumulated amortization of $25,137 in 1996 and
    $22,522 in 1995                                                                           19,650         18,894
TRADENAMES, less accumulated amortization of $2,045 in 1996
    and $1,875 in 1995                                                                         4,063          4,234
OTHER ASSETS                                                                                   7,917            552
                                                                                          ----------     ----------
                                                                                          $   89,817     $   80,208
                                                                                          ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
    Short-term borrowings                                                                 $       -      $      943
    Current maturities of long-term debt                                                         364          2,497
    Accounts payable and accrued expenses                                                      7,290          8,689
    Deferred revenue                                                                           2,693          2,664
    Customer deposits                                                                          2,813          1,750
                                                                                          ----------     ----------
                 Total current liabilities                                                    13,160         16,543
                                                                                          ----------     ----------

LONG-TERM LIABILITIES:
    Long-term debt                                                                             4,370          4,862
    Other long-term liabilities                                                                  555            834
    Deferred income taxes                                                                     11,337         10,297
                                                                                          ----------     ----------
                 Total long-term liabilities                                                  16,262         15,993
                                                                                          ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000 authorized shares; none outstanding                   -              -
    Common stock, $0.01 par value; 12,000 authorized shares; 5,835 issued
       in 1996 and 4,466 issued in 1995                                                           58             45
    Additional paid-in capital                                                               133,251        120,763
    Accumulated deficit                                                                      (72,829)       (70,188)
    Minimum pension liability adjustment                                                          -          (2,863)
                                                                                          ----------     ----------
                                                                                              60,480         47,757
    Less- Treasury stock - 7 shares in 1996 and 1995 at cost                                     (85)           (85)
                                                                                          ----------     ----------
                 Total shareholders' equity                                                   60,395         47,672
                                                                                          ----------     ----------
                                                                                          $   89,817     $   80,208
                                                                                          ==========     ==========

         The accompanying notes to financial statements are an integral part of these balance sheets.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (000's omitted, except earnings per share data)


                                                                                 1996           1995          1994
REVENUES:                                                                        ----           ----          ----

    Monitoring and service                                                  $   35,656    $   37,912     $   39,747
    Installation                                                                10,537         8,155          8,425
    Franchise royalties, product sales and other                                 4,782         4,008          3,230
                                                                            ----------    ----------     ----------
                 Total revenues                                                 50,975        50,075         51,402
                                                                            ----------    ----------     ----------


COST OF SALES (exclusive of depreciation expense shown below):
    Monitoring and service                                                      18,054        18,554         18,632
    Installation                                                                 5,831         3,971          3,595
    Franchise royalties, product sales and other                                 4,239         3,737          2,658
                                                                            ----------    ----------     ----------
                 Total cost of sales                                            28,124        26,262         24,885



SELLING, GENERAL AND ADMINISTRATIVE                                             14,989        16,668         15,051

DEPRECIATION AND AMORTIZATION                                                   10,574        10,390          9,736

NON-RECURRING CHARGE                                                               700         2,074             -
                                                                            ----------    ----------     ---------
                                                                                54,387        55,394         49,672
                                                                            ----------    ----------     ----------

                 Income (Loss) from operations                                  (3,412)       (5,319)         1,730

OTHER INCOME                                                                       282           247            193

INTEREST EXPENSE (net of interest income of $62 in 1996,
    $276 in 1995 and $70 in 1994)                                                 (537)         (721)          (941)
                                                                            ----------    ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                        (3,667)       (5,793)           982

PROVISION (BENEFIT) FOR INCOME TAXES                                            (1,215)       (2,119)           578
                                                                            ----------    ----------     ----------

                 Income (Loss) before cumulative effect of change in
                 accounting principle                                           (2,452)       (3,674)           404

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES
    OF $1,942                                                                       -          2,477             -
                                                                            ----------    ----------       ---------

                 Net Income (Loss)                                          $   (2,452)   $   (1,197)    $      404
                                                                            ==========    ==========     ==========

EARNINGS (LOSS) PER COMMON SHARE:

    Earnings (Loss) before cumulative effect of change in accounting
       principle                                                            $    (0.51)   $    (0.82)    $     0.11
    Cumulative effect of change in accounting principle                             -           0.55             -
                                                                            ----------    -----------    ---------
    Net Earnings (Loss) per common share                                    $    (0.51)   $    (0.27)    $     0.11
                                                                            ----------    ----------     ----------
WEIGHTED AVERAGE SHARES OUTSTANDING                                              4,827         4,459          3,580
                                                                            ==========    ==========     ==========

         The accompanying notes to financial statements are an integral part of these statements.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (000's omitted)





                                                                                  Minimum
                                                                    Additional    Pension
                                           Common        Treasury    Paid- In    Liability      Accumulated
                                            Stock         Stock      Capital     Adjustment       Deficit         Total
                                            -----         -----      -------     ----------       -------         -----



BALANCE, January 1, 1994                 $   10,330   $   (85)     $  101,978     $ (3,509)    $  (69,395)     $   39,319
    Net income for year                          -         -               -            -             404             404
    Proceeds from issuance of shares
       of common stock                        5,305        -            4,695           -              -           10,000
    Common stock issuance and other
       related costs                             -         -           (1,500)          -              -           (1,500)
    Change in minimum pension
       obligation (net of taxes of
       $155)                                     -         -               -           197             -              197
    Effect of reverse stock split           (14,518)       -           14,518           -              -               -
    Effect of change in par value            (1,072)       -            1,072           -              -               -
                                         ----------   -------      ----------   ----------     ----------      ---------
BALANCE, December 31, 1994                       45       (85)        120,763       (3,312)       (68,991)         48,420
    Net loss for year                            -         -               -            -          (1,197)         (1,197)
    Change in minimum pension
       obligation (net of taxes of
       $307)                                     -         -               -           449             -              449
                                         ----------   -------      ----------   ----------     ----------      ----------
BALANCE, December 31, 1995                       45       (85)        120,763       (2,863)       (70,188)         47,672
    Net loss for year                            -         -               -            -          (2,452)         (2,452)
    Change in minimum pension
       obligation (net of taxes of
       $2,295)                                   -         -               -         2,863             -            2,863
    Proceeds from issuance of shares
       of common stock (net of
       expenses of $1,815)                       12        -           12,089           -              -           12,101
    Issuance of shares to former
       stockholders of acquired company           1        -               (1)          -            (189)           (189)
    Fair value of warrants issued in
       connection with new Credit
       Facility                                  -         -              400           -              -              400
                                         ----------   -------      ----------   ----------     ----------      ----------
BALANCE, December 31, 1996               $       58   $   (85)     $  133,251     $     -      $  (72,829)     $   60,395
                                         ==========   =======      ==========     ========     ==========      ==========




         The accompanying notes to financial statements are an integral part of these statements.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (000's omitted)

                                                                               1996             1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:                                          ----             ----             ----
    Net Income (Loss)                                                     $   (2,452)      $   (1,197)      $      404
    Adjustments to reconcile net income (loss) to net cash provided by operating activities-
          Depreciation and amortization                                       10,574           10,390            9,736
          Provision for doubtful accounts                                       (146)             486              506
          Cumulative effect of change in accounting principle                     -            (2,477)               -
          Non-recurring charge                                                   700            2,074                -
          Deferred income taxes                                               (1,465)          (2,319)             484
          Changes in operating assets and liabilities-
              Increase in accounts receivable                                    (30)          (1,628)            (423)
              (Increase) decrease in inventories                                (837)              57              337
              Decrease in prepaid expenses and other current assets               97              559              957
              (Increase) decrease in other assets                             (1,165)              -                58
              (Decrease) increase in accounts payable and accrued
                 expenses                                                     (1,844)           1,840           (2,812)
              Increase (decrease) in customer deposits                         1,063             (696)             376
              Decrease in deferred revenue                                      (139)            (123)            (801)
              Decrease in pension and other liabilities                       (1,019)            (822)          (2,658)
                                                                          ----------       -----------      -----------
                 Net cash provided by operating activities                     3,337            6,144            6,164
                                                                          ----------       ----------       ----------



CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                  (9,428)          (7,494)          (7,361)
    Purchase of subscriber contracts                                              -                -            (1,840)
    Acquisition of businesses, net of cash acquired                           (3,185)              -                -
    Purchase of short-term investments                                            -            (6,601)          (5,486)
    Maturities of short-term investments                                       2,043            8,544            1,500
    Other                                                                         -               (50)              -
                                                                          ----------       ----------       ---------
                 Net cash used by investing activities                       (10,570)          (5,601)         (13,187)
                                                                          ----------       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Credit Facility                                             11,996               -                -
    Payments on Credit Facility                                               (8,496)              -                -
    Payments for issuance costs related to debt obligation                      (568)              -                -
    Proceeds from secured note                                                    -                -             3,405
    Payments on secured note                                                  (6,188)          (2,250)          (3,681)
    Payments on other long-term debt                                            (114)            (210)            (449)
    Proceeds from issuance of common stock                                    13,916               -            10,000
    Transaction and other related costs                                       (1,815)              -            (1,500)
    (Repayments) proceeds from short-term borrowings                            (943)             943               -
                                                                          ----------       ----------       ---------
                 Net cash provided (used) by financing activities              7,788           (1,517)           7,775
                                                                          ----------       ----------       ----------
                 Net increase (decrease) in cash and cash equivalents            555             (974)             752


CASH AND CASH EQUIVALENTS, beginning of year                                     435            1,409              657
                                                                          ----------       ----------       ----------

CASH AND CASH EQUIVALENTS, end of year                                    $      990       $      435       $    1,409
                                                                          ==========       ==========       ==========
CASH PAYMENTS FOR:
    Interest                                                              $      636       $    1,016       $      992
    Income taxes                                                          $      301       $      167       $      155

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Capital lease obligations                                             $       -        $      234       $      302
    Issuance of warrants in connection with new Credit Facility           $      400       $       -        $       -
    Issuance of notes payable in connection with acquired businesses      $      179       $       -        $       -

         The accompanying notes to financial statements are an integral part of these statements.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         Holmes Protection Group, Inc. (the "Company"), a Delaware corporation, is the holding company for its subsidiaries which operate in the security alarm business primarily in the Northeastern United States. The consolidated financial statements incorporate all the accounts of the Company and its subsidiaries.
All intercompany transactions and balances have been eliminated. Certain amounts for prior periods have been reclassified to conform to the 1996 presentation.

         Revenue Recognition

         The Company's subsidiaries design, install, service and monitor security alarm systems, which are either sold outright ("customer owned") or the Company retains title to the equipment ("Company owned"). Installation revenue, and related cost under customer owned contracts, is recognized upon completion of installation. In 1995, the Company changed its method of accounting for installation revenue for contracts relating to Company owned equipment, (see Note 4). In both cases, revenue from monitoring and servicing activities is recognized on a straight-line basis over the life of the contract.

         Allowance for Doubtful Accounts

         Management reviews the collectibility of accounts receivables on a regular basis. Amounts, if any, which are determined to be uncollectible are provided for in the financial statements in the period such determination is made.

         Fixed Assets

         Fixed assets are recorded at cost. The Company's equipment installed on the subscribers' premises for Company owned systems is capitalized on the basis of the cost of materials, labor and overhead relating to the specific installation. The Company provides for depreciation of equipment on subscribers' premises, central stations and vaults using the straight-line method over an average life of 12 years. Periodically, management will review these lives to assess their adequacy given changes in its business. If circumstances warrant a significant change in lives, management will adjust such lives to those which are more representative of its business environment. The Company depreciates other equipment, including computers, utilizing the straight-line method over a period ranging between 5 to 12 years, and automotive equipment over the equipment's useful lives ranging from 3 to 5 years. Leasehold improvements are depreciated utilizing the straight-line method over the asset's useful life or the remaining lease term, whichever is shorter. Assets held under capital lease obligations are depreciated utilizing the straight line method over the life of the lease or asset, whichever is applicable.

         Repair and maintenance costs are expensed as incurred.

         Subscriber Contracts

         The cost of acquired subscriber contracts is amortized, based upon average experience, on a straight-line basis over their estimated useful lives which has been determined to be 12 years. Such life is periodically reviewed by management in order to assess its reasonableness. When, in the opinion of the Company's management, a permanent diminution in the value of subscriber contracts has occurred, the amount of the diminution would be included in the consolidated statements of operations. In order to determine whether a permanent diminution in value has occurred, management monitors the Company's cancellation rates. If an increasing trend in cancellation rates exists and is recurring, and such cancellation rates indicate nonrecoverability of the assets, a write down of assets is reflected in the consolidated statement of operations based upon the discounted future net cash flows of the remaining subscriber contracts or other method to determine fair market value of such assets.

         Amortization expense was $2,615,000, $2,580,000 and $2,483,000 in 1996,
1995 and 1994, respectively.

         Tradenames

         Tradenames are amortized on a straight-line basis over a period of forty years. Such life is periodically reviewed by management in order to assess its adequacy. When, in the opinion of the Company's management, a permanent diminution in the value of tradenames has occurred, the amount of the diminution would be included in the consolidated statements of operations. Amortization expense was $170,000 for each year presented.

         Inventories

         Inventories consist primarily of parts used in the installation and repair of equipment on subscribers' premises and equipment sold to franchise dealers. Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Inventories as of December 31, 1996 and 1995 consist of the following (000's omitted):

                                                     1996        1995
                                                     ----        ----

         Materials                               $   1,749      $ 1,390
         Work-in-process                             1,046          533
                                                   ---------    ---------
                                                 $   2,795      $ 1,923
                                                    =========    =======


         Cash and Cash Equivalents

         Cash equivalents consist principally of short-term investments having original maturities of 90 days or less, and are carried at cost, which approximates market.

         Short-Term Investments

         Short-term investments consisted primarily of short-term U.S. Government obligations ($1,853,000 at December 31, 1995), which had an original maturity of greater than 90 days, as well as certificates of deposit ($190,000 at December 31, 1995). All such investments matured during 1996.

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires the classification of debt and equity securities based on whether the securities will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of shareholders' equity, depending on the ultimate classification. The Company adopted the provisions of this statement effective January 1, 1994, the adoption of which had no impact on the Company's consolidated financial statements. As of December 31, 1995, all short-term investments used as part of the Company's investment management had been classified as held to maturity. These investments are stated at cost which approximates market. Interest is accrued as earned.

         Stock-Based Compensation

         The Company accounts for employee stock options in accordance with Accounting Principles Board No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, the Company applies the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted, because options are only granted at a price equal to market value on the day of grant.

         During 1996, Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," became effective for the Company. SFAS No. 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, SFAS No. 123 allows companies currently applying APB No. 25 to continue using that method. The Company has therefore elected to continue applying the intrinsic value method under APB No. 25. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 9 for additional discussion.

         Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on the enacted tax law rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         Long-Lived Assets

         Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The new standard, which was adopted in 1996, did not have a material effect on the Company's results of operations, cash flows or financial position.

         Earnings Per Share

         Earnings per common share calculations are based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents outstanding. All earnings per share amounts have been adjusted to give effect of the reverse stock split (Note 8).

         Use of Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

2.  ACQUISITIONS

         In September 1996, the Company acquired an alarm monitoring company using the pooling of interest method. In connection with this acquisition 103,805 shares were exchanged for all the outstanding stock of the acquired company. The consolidated financial statements of the Company have not been restated to reflect the impact of the pooling of interests as such amounts are immaterial.

         In addition, during the fourth quarter of 1996, the Company acquired five alarm companies for an aggregate purchase price of $3,364,000. These acquisitions are accounted for using the purchase method. Accordingly, the purchase price was allocated based on their estimated values and the results of operations of the acquired entities have been included in the accompanying consolidated statements of operations from the respective dates of the acquisition. The results of operations for these acquisitions were not significant to the consolidated financial statements of the Company.

3.  INFORMATION TECHNOLOGY SERVICES AGREEMENT

         On April 4, 1995, the Company entered into an information technology services agreement with PremiTech Corporation ("PremiTech"), a subsidiary of Electronic Data Systems Corporation. The ten year $51 million outsourcing agreement provided for PremiTech to consolidate and manage the Company's data processing, communications and certain administrative functions. In connection with the consolidation of its operations, the Company paid PremiTech $3.3 million. This amount was to compensate PremiTech for the cost of constructing the new central station facility and certain leasehold improvements.

         PremiTech is a limited partner of the Investor (see Note 8), holding a partnership interest equivalent to approximately 5% of the Company's common stock. Payments made to PremiTech for managing the Company's data processing, communications and certain administrative functions amounted to $4,772,000 during 1996 and $3,073,000 during 1995. (See "Subsequent Event" Note 15).

4.  CHANGE IN ACCOUNTING PRINCIPLE

         Effective January 1, 1995 the Company changed its method of accounting for installation revenue with respect to the recording of non-refundable payments received from customers upon the completion of the installation of Company owned systems. Previous to this change, the Company deferred the difference between these payments and estimated selling costs and amortized such difference over the life of the non-cancelable customer monitoring and service contract (generally five years). The Company believes that recognizing revenue upon completion of the installation results in a better matching of revenue and expenses, better reflects recorded installation revenues with the actual level of new business activity, and conforms with the dominant practice being followed by the security alarm industry. Excluding the cumulative effect, this change resulted in an increase in net loss of $443,000 or $0.10 net loss per share in 1995. The Company estimates that the effect of adopting this accounting principle would have resulted in a decrease in the results from operations of $470,000 or $0.13 per share in 1994.

5.  NON-RECURRING CHARGE

         In connection with the Company entering into the information technology services agreement (see Note 3), the Company determined that certain existing asset and resource requirements were to be redeployed or no longer required. After analyzing numerous alternatives regarding its consolidation, management determined that certain existing assets and personnel resources would no longer be necessary. Accordingly, the Company recorded a non-recurring charge of $2,074,000 in 1995 which consisted of severance and related benefit costs of $1,133,000 covering selected reductions in work force throughout the Company of approximately 70 employees, all of whom were terminated, notified or identified at December 31, 1995 and writedowns of leasehold improvements and other fixed assets amounting to $941,000 which will no longer be utilized.

         In 1996, the Company recorded a non-recurring charge of $700,000. This charge consists of (i) $387,000 for additional severance and related benefits resulting from delays in the Company's consolidation, (ii) $163,000 for severance and related benefit costs associated with additional staff reductions in connection with the restructuring of the operations and (iii) $150,000 for the settlement of an outstanding legal matter. These employees have been terminated or notified at December 31, 1996. At December 31, 1996, the reserve for severance and related benefit costs was $863,000. The Company anticipates completing its consolidation in February 1997.

6.  FIXED ASSETS

         Fixed assets as of December 31, 1996 and 1995 consist of the following (000's omitted):

                                                                   1996             1995
                                                                   ----             ----

          Subscriber installation costs                        $    103,903   $     97,558
          Central station and other equipment                        10,051          9,588
          Leasehold improvements                                      5,955          4,087
          Furniture and fixtures                                      1,038            917
          Construction in progress                                    1,009            615
                                                               ------------   ------------
                                                                    121,956        112,765
          Less- Accumulated depreciation                            (74,758)       (67,534)
                                                               ------------   ------------
                                                               $     47,198   $     45,231
                                                               ============   ============

         Depreciation expense relating to cost of sales is $6,428,000, $6,378,000 and $6,507,000 for 1996, 1995 and 1994, respectively.

7.  DEBT

         Short-Term Borrowings

         Short-term borrowings of $943,000 at December 31, 1995 consisted of borrowings from a margin account, which were secured against the value of the securities in the Company's short term investment account. The weighted average interest rate on the outstanding balances during 1995 was 8%.

         Long-Term Debt

         At December 31, 1996 and 1995, the Company had the following long-term indebtedness outstanding (000's omitted):

                                                                 1996           1995
                                                                 ----           ----

          Credit Facility                                      $   3,500    $     -
          Term Note                                                   -         6,188
          Capital lease obligations, interest rates
             ranging from 9.0% to 12.6%, maturing
             through August 2000                                     896          981
          Other                                                      338          190
                                                               ---------    ---------
                                                                   4,734        7,359
          Less- Current portion                                      364        2,497
                                                               ---------    ---------
                                                               $   4,370    $   4,862
                                                               =========    =========

         The maturities of long-term debt due within the next five years are as follows (000's omitted):
                                           1996
                                           ----
               1997                     $     364
               1998                           460
               1999                           922
               2000                           888
               2001                           700
               Thereafter                   1,400
                                        ---------
                                        $   4,734
                                        =========


         In 1993 the Company negotiated a credit facility of $12 million (the "loan agreement") with its bank. The loan agreement provided for a $9 million five-year term note ("Term Note") and a $3 million revolving loan facility ("Credit Note"). These amounts were used in 1993 and 1994 to replace the Company's existing short-term borrowings, to finance acquisitions and to provide for working capital. The Term Note bore interest on the outstanding balance at the bank's prime rate (8.5 percent at December 31, 1995) plus 2 percent. However, the Company had a separate agreement with a bank which provided for a minimum and a maximum interest rate on its term note of 8% and 10.25%, respectively. The Credit Note bore interest on outstanding balances at the bank's prime rate (8.5 percent at December 31, 1995) plus 1 percent and was subject to renewal at the option of the bank on May 31, 1996. The outstanding balance on the Term Note was $6,188,000 on December 31, 1995.

         On August 30, 1996, the Company entered into a new credit agreement (the "Credit Agreement") and amended and restated this agreement on December 31, 1996 with Merita Bank Ltd. and Bank of Boston Connecticut (together, the "New Banks") pursuant to which the New Banks have agreed, subject to the terms and conditions set forth therein, to provide a two-year $25 million revolving credit facility to the Company, the borrowings of which automatically converts into a five-year term loan on September 30, 1998 (the "Credit Facility").

         The Credit Facility matures on September 30, 2003 with principal payments payable in increasing quarterly installments commencing December 31, 1998. Borrowings under the Credit Facility bear interest, at the Company's option, at an annual rate equal to either a base rate, defined as the higher of the prime rate or a specified federal funds rate, or a specified Eurodollar rate plus, in each case, an applicable margin which varies with the Company's leverage (as defined in the Credit Agreement). The Company is obligated to pay a commitment fee of 1/2% per annum of any undrawn amounts. The New Banks also received warrants to purchase an aggregate of 166,666 shares of Common Stock at an initial exercise price of $9.75 per share (the "New Bank Warrants") and were granted certain registration rights in connection therewith. Such warrants were valued at approximately $400,000 and are being amortized over the life of the Credit Facility. At December 31, 1996, the outstanding balance under the Credit Facility was $3.5 million at an interest rate of 9.75%.

         The Company is subject to certain covenants under the Credit Facility which include, but are not limited to, ratios of total debt to recurring monthly revenue, minimum debt service coverage, minimum net worth, maximum capital expenditures, maximum subscriber attrition rate (as defined in the Credit Agreement), restrictions on additional indebtedness, certain acquisitions, dividends, investments, mergers and sales of assets, creation of liens, guarantees and issuance of capital stock by the Company's subsidiaries.

         The Credit Facility is secured by all current and future assets, and the pledge of the Company's common stock of the Company's subsidiaries.

         The carrying amounts of the Company's short-term borrowings and long-term debt approximate their fair value. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt with similar remaining maturities.

8.  COMMON STOCK

         On August 13, 1992, the Company issued warrants to purchase 193,150 shares of common stock, subject to adjustment upon certain dilutive events, in connection with a restructuring of debt. These warrants expire on August 13, 2002 and are exercisable at any time prior to expiration at an exercise price of $10.68, subject to adjustment upon certain dilutive events.

         On August 1, 1994, the Company sold to HP Partners L.P. (the "Investor") for $10,000,000 (i) 1,515,886 shares of common stock and (ii) warrants to purchase 685,714 shares of common stock at an exercise price of $4.58 per share. The warrants are exercisable at any time prior to their expiration date on August 1, 2004 and are subject to adjustment upon certain dilutive events.

         On March 27, 1995, the Company effected a reverse stock split pursuant to which one share of common stock, $.01 par value, was exchanged for every 14 shares of common stock, $.25 par value, then issued or outstanding. In addition, the Company reduced its authorized shares of preferred and common stock from 10,000,000 and 100,000,000 shares to 1,000,000 and 12,000,000 shares, respectively. The share information included in the accompanying financial statements reflect the effect of the reverse stock split effected March 27, 1995.

         On September 25, 1996, the Company issued 1,265,000 shares of Common Stock at $11.00 per share, par value $0.01 per share, in a public offering for net proceeds of approximately $12.1 million.

         At December 31, 1996, the Company has 2,196,861 shares of common stock reserved for share option plans and 1,045,530 for warrants.

Changes in common stock outstanding are as follows (000's omitted):

                                                             Common          Treasury
                                                              Stock            Stock
                                                              ------          -------
    January 1, 1994                                            2,951             7
          Additions - Sales of common stock                    1,515             -
                                                           -----------       --------
      December 31, 1994                                        4,466             7
          Additions                                               -              -
                                                           -----------       --------
      December 31, 1995                                        4,466             7
          Additions - Sales of common stock                    1,265             -
          Additions - Common stock issued for an
          acquisition                                            104             -
                                                           -----------       --------
      December 31,1996                                         5,835              7
                                                           ===========       =========

9.  STOCK OPTIONS

         The Company, with the approval of its stockholders, adopted the 1992 Senior Executives' Option Plan (the "Executives Plan") and the 1992 Directors' Option Plan (the "Directors Plan"). The Executives Plan and the Directors Plan (collectively, the "Option Plans") took effect on August 13, 1992. On such date, one-time grants of options were made to certain current and former directors under the Directors Plan. At December 31, 1996, options to purchase 165,429 shares of common stock were outstanding under the Directors Plan, of which no options were exercisable. Under the Directors Plan, all options vested on January 1, 1993.

         On July 29, 1994 (the "Effective Date"), the Company's stockholders approved the amendment and restatement of the Executives Plan, which amendment and restatement (i) replaced all options outstanding under the Plan with a like number of options at a reduced exercise price of $7.28 per share, (ii) commenced a new vesting period for such options, (iii) reduced the "hurdle rate" relating to the price at which the shares must trade prior to becoming exercisable and (iv) modified the provisions of the Plan to satisfy the requirements of Rule 16b-3 of the Securities Exchange Act of 1934. Under the Executives Plan, initial option grants to certain designated senior executives made on the Effective Date will become exercisable as to thirty percent (30%) of the option shares on the first anniversary of the Effective Date; twenty percent (20%) of the option shares on the second and third anniversaries of the Effective Date, and fifteen percent (15%) of the option shares on each of the fourth and fifth anniversaries of the Effective Date. At December 31, 1996, options to purchase 31,432 shares of common stock were outstanding under the Executives Plan, of which no options were exercisable.

         No options granted under the Executives Plan or the Directors Plan will become exercisable until the price of the shares subject thereto reaches or has reached a trading price of $13.30 and $24.45, respectively, and remains at or above such price for 30 consecutive trading days. The options will expire ten years after the date of grant. No further stock options or other awards shall be granted under the Executives Plan and the Directors Plan. All stock options outstanding under the Executives Plan and the Directors Plan shall continue to be governed by the terms of the respective plans, and the relevant stock option agreement pertaining to each such stock option.

         During 1995, the Company adopted the 1996 Stock Incentive Plan (the "Plan"), which permits the issuance of incentive stock options, non qualified stock options and restricted stock. The Plan provides for the granting of up to 2,000,000 shares of the Company's common stock. Pursuant to the terms and conditions of the Plan, 300,000 and 702,500 options to purchase common stock were granted during 1995 and 1996, respectively, at exercise prices ranging from $5.50 to $12.00 per share. At December 31, 1996, options to purchase 465,500 shares of common stock were exercisable. Each option issued under the Plan vests at a rate and expires on a date designated by the Compensation Committee of the Board of Directors.

         The Company accounts for awards granted to employees and directors under APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                             1996              1995
                                                             ----              ----
              Net loss:          As reported          $   (2,452,000)    $   (1,197,000)
                                 Pro forma                (2,711,000)        (1,596,000)

              Loss per share:    As reported                   (0.51)             (0.27)
                                 Pro forma                     (0.56)             (0.36)

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

         Option activity for the three years ended December 31, 1996 is as follows:

                                                                              Weighted Average
                                                                                  Exercise
                                                          Number of Shares         Price
                                                          ----------------         -----
     Options outstanding, January 1, 1994                        247,928         $   12.54
         Granted                                                  73,930         $    7.28
         Canceled                                                (29,515)        $   13.97
         Exercised                                                    -               -
                                                             --------------      -----------
     Options outstanding, December 31, 1994                      292,343         $   11.07
         Granted                                                 308,854         $    5.57
         Canceled                                                (56,672)        $    7.28
         Exercised                                                    -               -
                                                            --------------       -----------
     Options outstanding, December 31, 1995                      544,525         $    8.34
         Granted                                                 702,500         $    9.00
         Canceled                                                (47,664)        $    7.28
         Exercised                                                    -               -
                                                             --------------       -----------
     Options outstanding, December 31, 1996                    1,199,361         $    8.77
                                                             ==============       ===========

         There were 977,500 options available for future grant at December 31, 1996.

         The weighted average fair value of options granted is $3.58 and $2.18 for the years ended December 31, 1996 and 1995, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rate of 5.72%; expected life of 4 years; expected volatility of 50% and expected dividend yield of 0%.

         The following table summarized information with respect to stock options outstanding at December 31, 1996:

                                        Options Outstanding                           Options Exercisable
                     ------------------------------------------------------     ----------------------------------
                                              Weighted
                         Number of            Average                                                    Weighted
                         Options             Remaining          Weighted         Number of Options        Average
     Range of          Outstanding at        Contractual        Average            Exercisable at        Exercise
  Exercise Prices     December 31, 1996        Life          Exercise Price     December 31, 1996         Price
  ---------------     -----------------        ----          --------------     -----------------         -----
     $5.50 - $8.25          629,432               6.0           $    6.33             401,000           $    5.76
     $8.26 -$12.39          404,500               9.0           $   10.44              64,500               10.40
    $12.40 -$13.97          165,429               5.0           $   13.97                  -                 -
     $5.50 -$13.97        1,199,361               6.9           $    8.77             465,500                6.40


10.  INCOME TAXES

         Income tax provision (benefit) include current and deferred taxes as follows (000's omitted):

                                                 For the Years Ended December 31
                                              1996            1995             1994
                                              ----            ----             ----
     Current:
         Federal                            $     -        $      -          $      -
         State                                   250             200                94
                                            --------         -------          --------
                                                 250             200                94
                                            --------         -------          --------
     Deferred:
         Federal                              (1,125)         (1,764)              301
         State                                  (340)           (555)              183
                                            --------         -------          --------
                                              (1,465)         (2,319)              484
                                            --------         -------          --------
                                            $ (1,215)      $  (2,119)        $     578
                                            ========       =========         =========


         The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at December 31 (000's omitted):

                                                                         1996           1995
                                                                         ----           ----
             Current deferred tax asset:
                 Accrued expenses                                   $      119      $      414
                 Allowance for doubtful accounts                           395             589
                 Other                                                     (48)            145
                                                                    ----------      ----------
                           Net current deferred tax asset                  466           1,148

             Noncurrent deferred tax liability:
                 Fixed assets                                          (12,017)        (11,867)
                 Subscriber contracts                                   (5,645)         (4,990)
                 Net operating loss carryforward                         9,569           7,418
                 Prepaid pension                                        (2,176)             -
                 Accrued expenses and other                             (1,068)           (858)
                                                                    ----------      ----------
                           Net noncurrent deferred tax liability       (11,337)        (10,297)
                                                                    ----------      ----------
                           Net deferred tax liability               $  (10,871)     $   (9,149)
                                                                    ==========      ==========

         The tax expense allocated to shareholders' equity related to the change in the minimum pension obligation was $2,295,000, $307,000 and $155,000 in 1996, 1995 and 1994, respectively. Reconciliation of tax at the U.S. statutory income tax rate of 34% to the provision (benefit) for income taxes was as follows (000's omitted):

                                                              1996              1995            1994
                                                              ----              ----            ----
     U.S. statutory rate                                     $(1,247)        $  (1,970)       $     334
     Nondeductible amortization                                   58                58               58
     State income taxes                                          (59)             (234)             163
     Other                                                        33                27               23
                                                             -------         ---------        ---------
               Tax provision (benefit)                       $(1,215)        $  (2,119)       $     578
                                                             =======         =========        =========

         The Company has net operating loss carryforwards for tax purposes at December 31, 1996 of approximately $22,000,000 which expire through 2011, and is limited as to its utilization in any one year due to a previous change in ownership of the Company. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards in any one year.

11. PENSION PLANS

         The Company covers approximately 15 percent of its employees under two defined benefit pension plans which were frozen at June 30, 1987. The benefits under these plans are based upon compensation levels and length of service. The pension plans are being funded in accordance with the Employee Retirement Income Security Act of 1974.

         The components of net periodic pension cost were as follows:

                                                                            1996              1995
                                                                       ----------        ----------
      Components:
          Service cost - benefits earned during period                 $      150        $      150
          Interest cost on projected benefit obligation                     1,552             1,623
          Actual return on assets                                          (2,551)           (3,174)
          Net amortization and deferral                                       973             1,795
                                                                       ----------        ----------
                       Net periodic pension cost                       $      124        $      394
                                                                       ==========        ==========
      Assumptions:
          Discount rate for benefit obligations                               7.5%              7.5%
          Expected long-term rate of return on assets                         8.5%              8.5%


The following table sets forth the funded status of the plans at September 30, 1996 and 1995 and amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995, respectively (000's omitted):

                                                                   1996                   1995
                                                             --------------   ----------------------------
                                                                   Over           Over           Under
                                                                  Funded         Funded          Funded
                                                                  Plans           Plan            Plan
                                                               -----------    -----------     -----------
        Vested benefits                                        $   (20,917)   $    (1,601)    $   (19,838)
                                                               ===========    ===========     ===========
        Accumulated benefit obligation                         $   (20,970)   $    (1,603)    $   (19,892)
                                                               -----------    -----------     -----------
        Projected benefit obligation                               (20,970)        (1,603)        (19,892)
        Plan assets at fair value                                   21,964          1,645          18,871
                                                               -----------    -----------     -----------
                  Plan assets in excess of (less than)
                      projected benefit obligation                     994             42          (1,021)
                                                                ----------    -----------     -----------
        Unrecognized net (gain) loss                                 4,472            602           5,164
        Unrecognized prior service cost                                 -              -               -
        Unrecognized net transition obligation (asset)                  (2)           (10)             (5)
        Fourth quarter contribution                                    146             18             203
        Adjustment required to recognize minimum liability              -              -           (5,159)
                                                               -----------    -----------     -----------
                  Prepaid (accrued) pension cost recognized
                      in the balance sheet                     $     5,610    $       652     $      (818)
                                                               ===========    ===========     ===========

         Pension plan assets are primarily invested in corporate common stocks and bonds and U.S. government securities.

12. SUPPLEMENTARY FINANCIAL  STATEMENT DATA

                                                                       1996          1995
                                                                       ----          ----
                                                                         (000's omitted)
          Prepaid expenses and other:
              Deferred tax assets                                   $     466     $   1,148
              Prepaid pension cost                                        250           652
              Other                                                     1,155            99
                                                                    ---------     ---------
                                                                    $   1,871     $   1,899
                                                                    =========     =========
          Other Assets:
              Prepaid pension cost                                  $   5,360     $      -
              Other                                                     2,557           552
                                                                    ---------     ---------
                                                                    $   7,917     $     552
                                                                    =========     =========

          Accounts payable and accrued expenses:
              Accounts payable                                      $   4,090     $   3,975
              Accrued pension                                             162           740
              Accrued severance                                           792         1,020
              Accrued expenses                                          2,246         2,954
                                                                    ---------     ---------
                                                                    $   7,290     $   8,689
                                                                    =========     =========

13.  COMMITMENTS AND CONTINGENCIES

         The Company conducts its operations principally from leased facilities and has entered into capital lease arrangements for certain fixed assets. Future minimum lease payments with respect to leases in effect at December 31, 1996 are as follows (000's omitted):

                                        Capital       Operating
                                        -------       ---------
   1997                                 $  308         $  1,497
   1998                                    296            1,380
   1999                                    294            1,147
   2000                                    146              767
   2001                                     -               644
   Thereafter                               -             1,016
                                         -----         --------
                                         1,044         $  6,451
 Less-Amount representing interest         148        =========
                                         -----
                                        $  896
                                        ======

         Rental expense for the years ended December 31, 1996, 1995 and 1994 was approximately $1,467,000, $1,084,000 and $1,166,000 respectively.

         Certain subsidiaries of the Company are defendants or co-defendants in various lawsuits, some of which claim damages in substantial amounts. Management of the Company is of the opinion that the ultimate resolution of all these claims is not likely to have a material adverse effect on the consolidated financial condition of the Company, future results of operations or liquidity.

         The Company has entered into employment agreements with certain of its employees. Termination of employment for reasons other than (i) "Cause" (ii) such employee's "Disability" (each defined in the employment agreements), (iii) the employee's death, incompetence or bankruptcy or (iv) the expiration of the term of the employment agreement will obligate the Company to pay the employee's salary for a period of twelve months and maintain certain benefits. The amount of this obligation would be approximately $595,000. In addition, the employment agreements grant these employees the right to receive their respective salaries and certain other benefits for a period of twelve months if the Company terminates any of such employees within twelve months of a change in control of the Company (as defined). Upon a change in control, the salary obligation would result in an aggregate payment of approximately $595,000 based upon such employee's 1996 salary.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995:

                                           Three Months Ended
                           -----------------------------------------------------
                           March 31     June 30    September 30      December 31
                           --------     -------    ------------      -----------
                               (000's omitted, except per share data)
1996:
  Revenue                   $ 12,292     $ 12,191       $ 13,037       $ 13,455
  Gross profit                 5,863        5,811          5,797          5,380
  Net income (loss)             (253)        (483)          (712)        (1,004)
                             -------      -------         ------        -------
  Earnings (loss) per share  $ (0.06)     $ (0.11)        $(0.15)       $ (0.17)
                             =======      =======         ======        =======



                                                                         Three Months Ended
                                                -----------------------------------------------------------------
                                                 March 31*       June 30*        September 30*        December 31
                                                 ---------       --------        -------------        -----------
                                                                 (000's omitted, except per share data)

   1995:
       Revenue                                  $   12,584     $     12,539      $    12,569           $   12,383
       Gross profit                                  6,405            6,155            5,787                5,466
       Income (loss) before cumulative
          effect of accounting change                    5             (645)          (1,040)              (1,994)
       Net income (loss)                             2,482             (645)          (1,040)              (1,994)
                                               -----------     ------------   --------------       --------------
       Earnings (loss) per share before
          cumulative effect of accounting
          change                                $       -      $      (0.14)      $    (0.23)         $     (0.45)
       Earnings (loss) per share                $     0.55     $      (0.14)      $    (0.23)         $     (0.45)
                                                ==========      ===========       ===========          ==========

(*) First, second and third quarter 1995 results have been restated for the change in accounting principle (see Note 4).

15.  SUBSEQUENT EVENT

         On March 12, 1997, the Company announced that it had reached an agreement in principle (the "Agreement") with PremiTech to terminate its outsourcing agreement effective April 1, 1997. The recent changes in the Company's growth strategy and the sale by PremiTech of its alarm monitoring business in late 1995 led both parties to re-evaluate the outsourcing agreement. Pursuant to the Agreement, the Company will be obligated to pay $650,000 in cash and execute a noninterest bearing promissory note ("Note") in the amount of $1,000,000 payable to EDS in twenty quarterly installments of $50,000, beginning January 1, 1998. The Note will be secured by an irrevocable letter of credit for $1,000,000. In addition, the Company has agreed to lease certain computer equipment for a three year term with an option to purchase the equipment at the end of the lease for the fair market value. The Company expects to record a pretax charge of approximately $1,500,000.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES


                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (000's omitted)






                                          Balance at     Charged to
                                         Beginning of     Costs and      Charged to                        Balance at
        Description                         Period        Expenses     Other Accounts   (A) Deductions   End of Period
        -----------                         ------        --------     --------------   --------------   -------------
Allowance for doubtful accounts:
       December 31-
          1996                            $   1,340        $ (146)        $    -         $   (221)         $     973
          1995                                1,315           486              -             (461)             1,340
          1994                                1,240           506              -             (431)             1,315


         (A) Deductions represent the net effect of write-offs and recoveries.

                                 EXHIBIT INDEX

Exhibit No.         Description of Exhibits                             Page No.
----------          -----------------------                             --------
   3.1         Restated Certificate of Incorporation of the Company, as
               amended(*)
   3.2         Amended and Restated By-Laws of the Company(5)
   4.1         Specimen of Common Stock Certificate(5)
   4.3         Investor Warrant(2)
   4.4         Form of Institution Warrant(2)
   4.5         New Bank Warrants(11)
   10.1        Investment Agreement between HP Partners L.P. ("Investor") and the Company, dated as of June 29, 1994(1)
   10.2        Registration Rights Agreement between Investor and the Company, dated August 1, 1994(2)
   10.3        Exchange Agreement, dated as of December 18, 1991, among the
               Company and a number of insurance companies and other
               institutions listed therein ("Institutions")(1)
   10.4        First Amendment to the Exchange Agreement, dated January 31,
               1992(1)
   10.5        Second Amendment to the Exchange Agreement, dated May 24,
               1992(1)
   10.6        Third Amendment to the Exchange Agreement, dated June 30,
               1992(1)
   10.7        Amended and Restated Senior Executives Option Plan(2)
   10.8        Master Lease Agreement No. 12223, dated December 18, 1992, between Data General Corporation and the Company(1)
   10.9        Letter Agreement, dated July 12, 1995, and Lease Schedule No.
               006, dated July 26, 1995, to Master Lease Agreement No. 12223 between Data General Corporation and the Company(7)
   10.10       Letter Agreement, dated September 3, 1996, and Revised Lease
               Schedule No. 006 to Master Lease Agreement 12223 between Data
               General Corporation and the Company(11)
   10.11       Software License and Sublicense Agreement, dated April 4, 1995, among Monitoring Automation Systems, PremiTech Corporation and
               the Company(6)
   10.12       Employment Agreement between the Company and George V. Flagg, dated January 8, 1996(9)
   10.13       Employment Agreement between the Company and James L. Boehme, dated January 8, 1996(9)
   10.13(a)    Amendment to Employment Agreement between the Company and James
               L. Boehme, dated June 5, 1996(10)
   10.14       Employment Agreement between the Company and Lawrence R. Irving, dated May 13, 1996(10)
   10.15       Lease Agreement, dated as of July 1, 1995, between Holmes
               Protection of New York Inc. ("HPNY") and Forty-Seventh-Fifth
               Company;  Lease Guaranty by the Company, dated as of July 1,
               1995(7)
   10.16(a)    Lease Agreement, dated March 2, 1987, between HPNY and Ninth
               Avenue Associates (including First Amendment, dated August 9,
               1988 thereto)(1)
   10.16(b)    Second Amendment to Lease Agreement, dated October 7, 1987(2)
   10.16(c)    Third Amendment to Lease Agreement, dated October 27, 1994(3)
   10.16(d)    Fourth Amendment to Lease Agreement, dated November 13, 1995(9)
   10.17       Lease Agreement, dated June 1992, among Holmes Protection of
               Long Island, Inc., Holmes Protection Group, Inc. and J&B
               Properties Ltd.(1)
   10.18       Lease Agreement, dated January 31, 1974, between Holmes
               Protection of Philadelphia, Inc. and George Shapiro (including amendments thereto)(1)
   10.19       Form of Registration Rights Agreement with Institutions(2)

   10.20       Agreement For Information Technology Services, dated as of April
               4, 1995, between PremiTech Corporation (formerly Premisys
               Corporation) and the Company ("Outsourcing Agreement")(7)
   10.21       First Amendment to Outsourcing Agreement, dated as of August 1,
               1995(8)
   10.22       Second Amendment to Outsourcing Agreement, dated as of December
               14, 1995(9
   10.23       Third Amendment to Outsourcing Agreement, dated as of January
               19, 1996(9)
   10.24       Parent Corporation Guarantee, dated April 4, 1995, among
               Electronic Data Systems Corporation, PremiTech Corporation and
               the Company(6)
   10.25       Credit Agreement, dated as of August 30, 1996, among Merita Bank
               Ltd.,  Bank of Boston Connecticut (together, the "New Banks"), the Company and Holmes Holding Company, Inc. (the "New Credit
               Agreement")(11)
   10.25(a)    The New Credit Agreement, as amended and restated(*)
   10.26       Registration Rights Agreement, dated as of August 30, 1996, between the Company and the New Banks(11)
   18.1        Letter from Arthur Andersen LLP, dated March 20, 1996, regarding change in accounting principle(9)
   21.1        Subsidiaries of the Company(*)
   27.1        Financial Data Schedule(*)
   99.1        Definitive Proxy Statement(12)


   --------
   (*)    Filed herewith.
   (**)   To be filed by amendment.
   (1) Incorporated by reference to the Company's Registration Statement on Form 10, dated July 11, 1994.
   (2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10/A, dated October 13, 1994.
   (3) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form 10/A, dated December 13, 1994.
   (4) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form 10/A, dated January 25, 1995.
   (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
   (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
   (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
   (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
   (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
   (10) Incorporated by reference to the Company's Registration Statement on Form S-1, dated July 26, 1996.
   (11) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, dated September 25, 1996.
   (12)   To be incorporated by reference.