Form 10-Q
period 1997-03-31
HOLMES PROTECTION GROUP INC
filed 1997-05-15
CIK 926764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         Commission file number 0-24510
                                                -------

                          HOLMES PROTECTION GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       06-1070719
         --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


440 Ninth Avenue, New York, New York                      10001-1695
------------------------------------                      ----------
(Address of principal executive offices)                  (Zip Code)

                                 (212) 760-0630
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]

Number of shares of Common Stock, par value $.01 per share, outstanding as of May 13, 1997: 5,872,537.

         Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; cancellation rates of subscribers; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans; the Company's indebtedness; availability, terms and deployment of capital; availability of qualified personnel; and other factors detailed in the Company's Annual Report on Form-10K for the fiscal year ended December 31, 1996.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                      INDEX


PART I FINANCIAL INFORMATION                                                                          PAGE NO.
----------------------------                                                                          --------

Item 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Operations for the three-month periods ended
         March 31, 1997 and 1996..........................................................................4

         Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996...........................5

         Consolidated Statements of Cash Flows for the three-month periods ended
         March 31, 1997 and 1996..........................................................................6

         Notes to Financial Statements....................................................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................9

PART II OTHER INFORMATION

Item 6.  EXHIBITS.........................................................................................11

         Signatures.......................................................................................12

                                        3

Part 1-Financial Information


Item 1. Financial Statements

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (000's omitted, except earnings per share data)
                                  (Unaudited)



                                                                     Three Months Ended
                                                                March 31,           March 31,
                                                                  1997                1996
                                                                  ----                ----
REVENUES:
     Monitoring and service                                      $ 9,327             $9,093
     Installation                                                  3,022              2,219
     Franchise royalties, product sales and other                  1,301                980
                                                                 -------             ------
          Total revenues                                          13,650             12,292
                                                                 -------             ------
COST OF SALES:
     Monitoring and service                                        4,762              4,552
     Installation                                                  1,848                972
     Franchise royalities, product sales and other                 1,125                905
                                                                 -------             ------
          Total cost of sales                                      7,735              6,429
                                                                 -------             ------
Selling general and administrative                                 5,336              3,195
Depreciation and amortization                                      2,668              2,663
Non-recurring charge                                               1,500                  -
                                                                 -------             ------
                                                                  17,239             12,287

          Income (Loss) from operations                           (3,589)                 5

Other income (expense)                                                54                 11

Interest expense, net                                               (214)              (184)
                                                                 -------             ------

Income (Loss) before income taxes                                 (3,749)              (168)

Provision (Benefit) for income taxes                              (1,125)                85
                                                                 -------             ------

          Net Income (Loss)                                     $ (2,624)            $ (253)
                                                                 =======             ======

Earnings (Loss) per common share:                               $  (0.45)            $(0.06)
                                                                 =======             ======

Weighted Average Shares Oustanding                                 5,828              4,459
                                                                 =======             ======

                            (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                                                                 March 31,      December 31,
                                                                                   1997             1996
                                                                                   ----             ----
                                                                                (Unaudited)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $        179      $    990
  Accounts receivable, less allowance for doubtful accounts of
    $967  in 1997 and $973 in 1996                                                  6,172         5,333
  Inventories                                                                       2,585         2,795
  Prepaid expenses and other                                                        2,575         1,871
                                                                               -----------      --------
               Total current assets                                                11,511        10,989
                                                                               -----------      --------

FIXED ASSETS, net                                                                  47,686        47,198
SUBSCRIBER CONTRACTS, at cost, less accumulated amortization
    of $27,575 in 1997 and $25,137 in 1996                                         22,898        19,650
TRADENAMES, less accumulated amortization of $2,088 in 1997 and
    $2,045 in 1996                                                                  4,022         4,063
OTHER ASSETS                                                                        7,960         7,917
                                                                               -----------      --------
                                                                             $     94,077      $ 89,817
                                                                               ===========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                       $        562      $    364
  Accounts payable and accrued expenses                                             8,094         7,290
  Deferred revenue                                                                  3,454         2,693
  Customer deposits                                                                 2,719         2,813
                                                                               -----------      --------
               Total current liabilities                                           14,829        13,160
                                                                               -----------      --------

LONG-TERM LIABILITIES:
  Long-term debt                                                                   10,785         4,370
  Other long-term liabilities                                                         555           555
  Deferred income taxes                                                            10,137        11,337
                                                                               -----------      --------
               Total long-term liabilities                                         21,477        16,262
                                                                               -----------      --------

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000 authorized; none outstanding                  -             -
  Common stock, $0.01 par value; 12,000 authorized shares; 5,835
      issued in 1997 and in 1996                                                       58            58
  Additional paid-in capital                                                      133,251       133,251
  Accumulated deficit                                                             (75,453)      (72,829)
                                                                               -----------      --------
                                                                                   57,856        60,480
  Less- Treasury stock - 7 shares in 1997 and 1996 at cost                            (85)          (85)
                                                                               -----------      --------
               Total shareholders' equity                                          57,771        60,395
                                                                               -----------      --------
                                                                             $     94,077      $ 89,817
                                                                               ===========      ========



                            (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (Unaudited)

                                                                              Three Months Ended
                                                                         March 31,           March 31,
                                                                           1997                1996
                                                                           ----                ----
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                  $ (2,624)         $    (253)
     Adjustments to reconcile net income (loss) to cash provided by operating activities -
          Depreciation and amortization                                    2,668              2,663
          Provision for doubtful accounts                                     15                 54
          Non-recurring charge                                             1,500                  -
          Deferred income taxes                                           (1,200)                35
          Changes in operating assets and liabilities-
             (Increase) decrease in accounts receivable                     (772)                71
             Decrease in inventories                                         247                 83
             Increase in prepaid expenses and other current assets          (698)              (183)
             Decrease in accounts payable and accrued expenses              (770)            (1,081)
             (Decrease) increase in customer deposits                        (94)               136
             Increase in deferred revenue                                    623                646
             Decrease in pension and other liabilities                      (105)              (115)
                                                                        --------           --------
             Net cash (used) provided by operating activities             (1,210)             2,056
                                                                        --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                             (2,223)            (2,670)
     Acquisition of businesses, net of cash acquired                      (3,640)                 -
     Maturities of short-term investments                                      -              2,043
                                                                        --------           --------
             Net cash used by investing activities                        (5,863)              (627)
                                                                        --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt obligations                                        6,500                  -
     Payments on secured note and other long-term debt                         -               (659)
     Payment on other long-term debt                                        (238)                 -
     Payment on short-term borrowings                                          -               (943)
                                                                        --------           --------
             Net cash provided (used) by financing activities              6,262             (1,602)
                                                                        --------           --------
             Net decrease in  cash and cash equivalents                     (811)              (173)

CASH AND CASH EQUIVALENTS, beginning of period                               990                435
                                                                        --------           --------

CASH AND CASH EQUIVALENTS, end of period                                $    179          $     262
                                                                        ========           ========

CASH PAYMENTS FOR:
     Interest                                                           $    170          $     166
     Income taxes                                                       $    205          $     107

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of notes payable in connection with acquired businesses   $    350          $       -

                            (See accompanying notes)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      Notes to Interim Financial Statements


Note 1  Financial Statements

         The consolidated statements of operations and statements of cash flows for the three-month periods ended March 31, 1997 and 1996 and the balance sheet as of March 31, 1997 have been prepared by Holmes Protection Group, Inc. ("Holmes" or "the Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Results of operations for the three-months ended March 31, 1997 are not necessarily indicative of the operating results expected for the full year. Interim statements are prepared on a basis consistent with year-end statements.

         In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of the operations of the Company. All such adjustments are of a normal recurring nature.


Note 2 Outsourcing Agreement Termination

         On March 12, 1997, the Company announced that it had reached an agreement in principle (the "Agreement") with PremiTech to terminate its outsourcing agreement effective April 1, 1997. Recent changes in the Company's growth strategy and the sale by PremiTech of its alarm monitoring business in late 1995 led both parties to re-evaluate the outsourcing agreement. On April 1, 1997, pursuant to the Agreement, the Company paid $650,000 in cash and executed a noninterest bearing promissory note ("Note") in the amount of $1,000,000 payable to EDS in twenty quarterly installments of $50,000, beginning January 1, 1998. The Note is secured by an irrevocable letter of credit for $1,000,000. In addition, the Company agreed to lease certain computer equipment for a three year term with an option to purchase the equipment at the end of the lease for the fair market value. The Company has recorded a pretax charge of $1,500,000 in connection with the Agreement.

Note 3 Acquisitions

         In the first quarter of 1997, the Company acquired five alarm companies for an aggregate purchase price of $3,640,000. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated based on their estimated values and the results of operations of the acquired entities have been included in the accompanying consolidated statements of operations from the respective dates of the acquisition. The results of operations for these acquisitions were not significant to the consolidated financial statements of the Company.

Note 4 Recently Issued Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 1997 Compared to First Quarter 1996
-------------------------------------------------

         Revenues increased $1.4 million (11.1%) to $13.7 million in the first quarter of 1997 from $12.3 million in the first quarter of 1996. This increase was primarily attributable to an increase in installation revenue of $0.8 million (36.2%) from $2.2 million in the first quarter of 1996 to $3.0 million in the first quarter of 1997. Increased revenues from the One Service business and growth in the Company's recurring revenue base also contributed to the increase. The Company's annual recurring revenue base increased from $35.0 million at December 31, 1996 to $36.1 million at March 31, 1997 as a result of the Company's increased sales efforts and recurring revenues acquired during the fourth quarter of 1996 and the first quarter of 1997. The recurring revenue base at March 31, 1996 was $35.2 million.

Cost of sales increased $1.3 million (20.3%) to $7.7 million in the first quarter of 1997 from $6.4 million for the comparable period of 1996, due primarily to increased installation costs related to the growth in related revenue and lower than anticipated margins on customer owned systems. Selling, general, and administrative expenses increased $2.1 million (67.0%) to $5.3 million from $3.2 million for the same period of 1996. This increase is primarily related to costs associated with increased sales, marketing and administrative support as the Company implements its nation-wide growth strategy including National Accounts. Depreciation and amortization expense remained constant at $2.7 million in both the first quarter of 1997 and the first quarter of 1996. Additionally, in the first quarter of 1997, the Company incurred a non-recurring charge of $1.5 million related to the termination of its Outsourcing Agreement with PremiTech (See Note 2).

Income (Loss) from operations reflected a loss of $3.6 million for the first quarter of 1997 compared to income of $5,000 for the first quarter of 1996, primarily as a result of the investment the Company has made in selling and marketing costs and the non-recurring charge, as described above.


Liquidity and Capital Resources

Three months Ended March 31, 1997

Cash and cash equivalents decreased by $0.8 million from $1.0 million to $0.2 million during the three months ended March 31, 1997. Net cash provided by financing activities was $6.3 million, offset by cash utilized by operating activities of $1.2 million and net cash utilized by investing activities of $5.9 million.

Net cash utilized by operating activities of $1.2 million principally consisted of cash provided by sales of electronic security services, adjusted for non-cash charges for depreciation and amortization, a decrease in accounts payable and accrued expenses ($0.8 million), an increase in prepaid expenses and other current assets ($0.7 million), and an increase in deferred revenue ($0.6 million).

Net cash used in investing activities consisted primarily of acquisition costs and the additions to Company-owned equipment on subscribers' premises and other fixed assets.

Net cash provided by financing activities of $6.3 million during this period consisted of bank borrowings of $6.5 million, offset by repayments of other long term debt obligations of $0.2 million.


Future Commitments and Cash Requirements

Liquid assets available to the Company as of March 31, 1997 included cash and cash equivalents of $0.2 million.

On August 30, 1996, the Company entered into a new credit agreement (the "Credit Agreement"), amended and restated on December 31, 1996 and subsequently amended with Merita Bank Ltd. and Bank of Boston Connecticut (together, the "Banks") pursuant to which the Banks have agreed, subject to the terms and conditions set forth therein, to provide a two-year $25 million revolving credit facility to the Company, the borrowings pursuant to which would automatically convert into a five-year term loan on September 30, 1998. The Company is required to comply with various financial covenants, tests and ratios, including those relating to
(i) ratios of total debt to EBITDA, (ii) ratios of total debt to recurring monthly revenue, (iii) minimum debt service coverage, (iv) minimum net worth,
(v) maximum capital expenditures and (vi) maximum subscriber attrition rate (as defined in the Agreement). On March 31, 1997, the outstanding balance under the Credit Agreement was $10.0 million.

On April 4, 1995, the Company entered into a ten-year, $51 million Outsourcing Agreement with PremiTech Corporation ("Premitech"), a subsidiary of Electronic Data Systems Corporation ("EDS"), which provided for PremiTech to assist in the consolidation of the Company's central monitoring facilities, to manage the Company's technological infrastructure and to perform certain of the Company's administrative functions. On March 12, 1997, the Company reached an agreement in principle (the "Agreement") with Premitech to terminate its Outsourcing Agreement effective April 1, 1997. As a result, on April 1 1997, the Company paid $650,000 in cash and executed a noninterest bearing promissory note ("Note") in the amount of $1,000,000 payable to EDS in twenty quarterly installments of $50,000, beginning January 1, 1998. The Note is secured by an irrevocable letter of credit for $1,000,000. In addition, the Company agreed to lease certain computer equipment for a three year term with an option to purchase the equipment at the end of the lease for the fair market value.

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits:
               Exhibit-27  Financial Data Schedule Worksheet (For SEC Use Only).

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1997.

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

                                          HOLMES PROTECTION GROUP, INC.
                                          -----------------------------
                                                  (Registrant)


Date:   May 14, 1997                      /s/ George V. Flagg
                                          -------------------------------------
                                          George V. Flagg
                                          President and Chief Executive Officer




Date:  May 14, 1997                       /s/ Lawrence R. Irving
                                          -------------------------------------
                                          Lawrence R. Irving
                                          Vice President - Finance