Form 10-Q
period 1997-06-30
HOLMES PROTECTION GROUP INC
filed 1997-08-14
CIK 926764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         Commission file number 0-24510

                          HOLMES PROTECTION GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        06-1070719
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  440 Ninth Avenue, New York, New York                  10001-1695
  ------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)

                                 (212) 760-0630
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Number of shares of Common Stock, par value $.01 per share, outstanding as of August 12, 1997: 6,315,791.

         Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; cancellation rates of subscribers; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans; the Company's indebtedness; availability, terms and deployment of capital; availability of qualified personnel; and other factors detailed in the Company's Annual Report on Form - 10K for the fiscal year ended December 31, 1996.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                      INDEX

PART I FINANCIAL INFORMATION                                                                         PAGE NO.
----------------------------                                                                         --------

Item 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1997 and 1996.....................................................................4

         Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996............................5

         Consolidated Statements of Cash Flows for the six-month periods ended
         June 30, 1997 and 1996...........................................................................6

         Notes to Financial Statements....................................................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................................................9

PART II OTHER INFORMATION
-------------------------

Item 6.  EXHIBITS ........................................................................................12

         Signatures.......................................................................................13


Part 1 - Financial Information

Item 1.  Financial Statements

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (000's omitted, except earnings per share data)
                                   (Unaudited)



                                                                    Three Months Ended                Six Months Ended
                                                                --------------------------        ------------------------
                                                                   June 30,       June 30,        June 30,        June 30,
                                                                     1997           1996            1997            1996
                                                                  --------        --------        --------        --------
REVENUES:
       Monitoring and service                                     $  9,683        $  8,919        $ 19,010        $ 18,012
       Installation                                                  5,441           2,263           8,463           4,482
       Franchise royalties, product sales and other                  1,541           1,009           2,842           1,989
                                                                  --------        --------        --------        --------
                               Total revenues                       16,665          12,191          30,315          24,483

COST OF SALES (exclusive of depreciation and
 amortization shown below):
       Monitoring and service                                        4,999           4,318           9,761           8,869
       Installation                                                  3,229           1,144           5,077           2,117
       Franchise royalties, product sales and other                  1,214             918           2,339           1,823
                                                                  --------        --------        --------        --------
                               Total cost of sales                   9,442           6,380          17,177          12,809

Selling, general and administrative                                  5,693           3,649          11,029           6,844
Depreciation and amortization                                        2,795           2,769           5,463           5,432
Non-recurring charge                                                  --              --             1,500            --
                                                                  --------        --------        --------        --------
                                                                    17,930          12,798          35,169          25,085

               Loss from operations                                 (1,265)           (607)         (4,854)           (602)

Other income                                                             4            --                58              11

Interest expense, net                                                 (346)           (134)           (560)           (318)
                                                                  --------        --------        --------        --------


Loss before income taxes                                            (1,607)           (741)         (5,356)           (909)

Benefit  for income taxes                                             (482)           (258)         (1,607)           (173)
                                                                  --------        --------        --------        --------


               Net Loss                                           $ (1,125)       $   (483)       $ (3,749)       $   (736)
                                                                  ========        ========        ========        ========



Loss per common share:                                            $  (0.19)       $  (0.11)       $  (0.64)       $  (0.17)
                                                                  ========        ========        ========        ========

Weighted Average Shares Outstanding                                  5,925           4,459           5,883           4,459
                                                                  ========        ========        ========        ========




                            (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                                                                           June 30,      December 31,
                                                                                             1997           1996
                                                                                         ------------     ----------
                                                                                          (Unaudited)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                 $   1,446       $    990
  Accounts receivable, less allowance for doubtful accounts of
    $990  in 1997 and $973 in 1996                                                              8,510          5,333
  Inventories                                                                                   3,360          2,795
  Prepaid expenses and other                                                                    3,149          1,871
                                                                                            ----------      ---------
               Total current assets                                                            16,465         10,989
                                                                                            ----------      ---------

FIXED ASSETS, net                                                                              48,318         47,198
SUBSCRIBER CONTRACTS, at cost, less accumulated amortization
    of $26,666 in 1997 and $25,137 in 1996                                                     25,664         19,650
TRADENAMES, less accumulated amortization of $2,130 in 1997 and
    $2,045 in 1996                                                                              3,979          4,063
OTHER ASSETS                                                                                    8,612          7,917
                                                                                            ----------      ---------
                                                                                            $ 103,038       $ 89,817
                                                                                            ==========      =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                      $   1,292       $    364
  Accounts payable and accrued expenses                                                         7,888          7,290
  Deferred revenue                                                                              3,369          2,693
  Customer deposits                                                                             2,909          2,813
                                                                                            ----------      ---------
               Total current liabilities                                                       15,458         13,160
                                                                                            ----------      ---------

LONG-TERM LIABILITIES:
  Long-term debt                                                                               18,663          4,370
  Other long-term liabilities                                                                     555            555
  Deferred income taxes                                                                         9,580         11,337
                                                                                            ----------      ---------
               Total long-term liabilities                                                     28,798         16,262
                                                                                            ----------      ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000 authorized; none outstanding                              -              -
  Common stock, $0.01 par value; 12,000 authorized shares; 6,070
      issued in 1997 and 4,466 issued in 1996                                                      61             58
  Additional paid-in capital                                                                  135,384        133,251
  Accumulated deficit                                                                         (76,578)       (72,829)
                                                                                            ----------      ---------
                                                                                               58,867         60,480
  Less- Treasury stock - 7 shares in 1997 and 1996 at cost                                        (85)           (85)
                                                                                            ----------      ---------
               Total shareholders' equity                                                      58,782         60,395
                                                                                            ----------      ---------
                                                                                            $ 103,038       $ 89,817
                                                                                            ==========      =========


                            (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                                -----------------------------
                                                                                                 June 30,             June 30,
                                                                                                   1997                 1996
                                                                                                -----------           ---------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                                            $ (3,749)            $   (736)
    Adjustments to reconcile net income (loss) to cash provided by operating activities -
           Depreciation and amortization                                                            5,463                5,432
           Provision for doubtful accounts                                                             24                  (58)
           Non-recurring charge                                                                     1,500                    -
           Deferred income taxes                                                                   (1,757)                (273)
           Changes in operating assets and liabilities -
              (Increase) decrease in accounts receivable                                           (2,687)               1,107
              (Increase) decrease in inventories                                                     (355)                 167
              (Increase) decrease in prepaid expenses and other current assets                     (1,277)                 737
              Decrease in accounts payable and accrued expenses                                      (358)              (1,811)
              Increase in customer deposits                                                            96                  151
              Increase in deferred revenue                                                            325                  343
              Decrease in pension and other liabilities                                              (210)                (536)
                                                                                                  --------             --------
              Net cash (used in) provided by operating activities                                  (2,985)               4,523
                                                                                                  --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                                       (4,492)              (4,296)
    Acquisition of businesses, net of cash acquired                                                (6,365)                   -
    Purchase of short-term investments                                                                  -                    -
    Maturities of short-term investments                                                                -                2,043
    Other                                                                                              (6)                   -
                                                                                                  --------             --------
               Net cash used by investing activities                                              (10,863)              (2,253)
                                                                                                  --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt obligations                                                                 13,800                    -
    Proceeds from exercised stock options                                                             848                    -
    Payment on other long-term debt                                                                  (344)              (1,223)
    Payment on short-term borrowings                                                                    -                 (943)
                                                                                                  --------             --------
               Net cash provided by (used in) financing activities                                 14,304               (2,166)
                                                                                                  --------             --------

               Net increase in cash and cash equivalents                                              456                  104

CASH AND CASH EQUIVALENTS, beginning of period                                                        990                  435
                                                                                                  --------             --------

CASH AND CASH EQUIVALENTS, end of period                                                         $  1,446             $    539
                                                                                                  ========             ========

CASH PAYMENTS FOR:
     Interest                                                                                    $    306            $     337
     Income taxes                                                                                $    336            $     111

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of notes payable in connection with acquired businesses                            $    884            $       -
     Issuance of common stock in connection with acquired businesses                             $  1,288            $       -



                            (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      Notes to Interim Financial Statements

Note 1   Financial Statements

         The consolidated statements of operations and statements of cash flows for the three-month and six-month periods ended June 30, 1997 and 1996 and the balance sheet as of June 30, 1997 have been prepared by Holmes Protection Group, Inc. ("Holmes" or "the Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the operating results expected for the full year. Interim statements are prepared on a basis consistent with year-end statements.

         In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of the operations of the Company. All such adjustments are of a normal recurring nature, except for the $1,500,000 pretax charge relating to the outsourcing agreement termination (See Note 2).


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

Note 3   Acquisitions

         In the first half of 1997, the Company acquired alarm companies for an aggregate purchase price of $6,365,000. In addition, the Company acquired three alarm companies in exchange for 91,775 shares of the Company's Common Stock. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated based on their estimated values and the results of operations of the acquired entities have been included in the accompanying consolidated statements of operations from the respective dates of the acquisition. The allocation of estimated values is subject to final adjustments of purchase price. The results of operations for these acquisitions were not significant to the consolidated financial statements of the Company and therefore no pro forma financial data has been included.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996

         Revenues increased $4.5 million (36.7%) to $16.7 million in the second quarter of 1997 from $12.2 million in the second quarter of 1996. This increase was primarily attributable to an increase in installation revenue of $3.2 million (140.4%) from $2.3 million in the second quarter of 1996 to $5.4 million in the second quarter of 1997.

Cost of sales increased $3.1 million (48.0%) to $9.4 million in the second quarter of 1997 from $6.4 million for the comparable period of 1996, due primarily to increased installation costs related to the growth in related revenue. Selling, general and administrative expenses increased $2.0 million (56.0%) to $5.7 million from $3.6 million for the same period of 1996. This increase is primarily related to costs associated with increased sales, marketing and administrative support as the Company implements its nation-wide growth strategy including its National Accounts operation. Depreciation and amortization expense remained constant at $2.8 million in both the second quarter of 1997 and the second quarter of 1996.

Loss from operations was $1.3 million for the second quarter of 1997 compared to a loss of $0.6 million for the second quarter of 1996, primarily as a result of the investment the Company has made in selling and marketing costs partially offset by increased revenues and related cost of sales.

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996

Revenues increased $5.8 million (23.8%) in the six months ended June 30, 1997 to $30.3 million from $24.5 million in the six months ended June 30, 1996. This increase was primarily attributable to an increase in installation revenue of $4.0 million (88.8%). Increased revenues from the One Service business and growth in the Company's recurring revenue base also contributed to the increase. The Company's annual recurring revenue base increased from $35.0 million at December 31, 1996 to $37.2 million at June 30, 1997, principally as a result of recurring revenues acquired during the fourth quarter of 1996 and the first half of 1997. The recurring revenue base at June 30, 1996 was $34.3 million.

Cost of sales increased 34.1% from $12.8 million in the six months ended June 30, 1996 to $17.2 million in the six months ended June 30, 1997. This increase was primarily the result of increased installation costs related to the growth in related revenue. Selling, general and administrative expenses were $11.0 million for the six months ended June 30, 1997 compared to $6.8 million for the same period of 1996. This increase is primarily related to costs associated with increased sales, marketing and administrative support as the Company implements its nation-wide growth strategy including its National Accounts operation. Depreciation and amortization expense was $5.5 million in the six months ended June 30, 1997 compared to $5.4 million in the six months ended June 30, 1996. Additionally, in the first quarter of 1997, the Company incurred a non-recurring charge of $1.5 million related to the termination of its Outsourcing Agreement with PremiTech (See Note 2).

Loss from operations reflected a loss of $4.9 million for the six months ended June 30, 1997 compared to a loss of $0.6 million for the six months ended June 30, 1996, primarily as a result of the investment the Company has made in selling and marketing costs and the non-recurring charge, as described above.

Liquidity and Capital Resources

Six months Ended June 30, 1997

Cash and cash equivalents increased by $0.4 million from $1.0 million to $1.4 million during the six months ended June 30, 1997. Net cash provided by financing activities was $14.3 million, offset by cash utilized by operating activities of $3.0 million and net cash utilized by investing activities of $10.9 million.

Net cash utilized by operating activities of $3.0 million principally consisted of cash provided by sales of electronic security services, adjusted for non-cash charges for depreciation and amortization, an increase in accounts receivable ($2.7 million), a decrease in accounts payable and accrued expenses ($0.4 million), an increase in prepaid expenses and other current assets ($1.3 million), and an increase in deferred revenue ($0.3 million).

Net cash used in investing activities consisted primarily of acquisition costs and the additions to Company-owned equipment on subscribers' premises and other fixed assets.

Net cash provided by financing activities of $14.3 million during this period consisted of bank borrowings of $13.8 million and proceeds from the exercise of stock options of $0.8 million, offset by repayments of other long term debt obligations of $0.3 million.


Future Commitments and Cash Requirements

Liquid assets available to the Company as of June 30, 1997 included cash and cash equivalents of $1.4 million.

On August 30, 1996, the Company entered into a credit agreement (the "Credit Agreement"), amended and restated as of December 31, 1996 and subsequently amended as of January 1, 1997, with Merita Bank Ltd. and Bank of Boston Connecticut (together, the "Banks") pursuant to which the Banks have agreed, subject to the terms and conditions set forth therein, to provide a two-year $25 million revolving credit facility to the Company, the borrowings pursuant to which would automatically convert into a five-year term loan on September 30, 1998. The Company's ability to obtain future borrowings under this credit facility is contingent upon its compliance with various financial covenants, tests and ratios, including those relating to (i) ratios of total debt to EBITDA, (ii) ratios of total debt to recurring monthly revenue, (iii) minimum debt service coverage, (iv) minimum net worth, (v) maximum capital expenditures and (vi) maximum subscriber attrition rate (as defined in the Credit Agreement). On June 30, 1997, the outstanding balance under the Credit Agreement was $18.3 million, including an outstanding irrevocable letter of credit of $1.0 million (See Note 2).

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

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:
               Exhibit-27  Financial Data Schedule Worksheet (For SEC Use Only).

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1997.

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

                                           HOLMES PROTECTION GROUP, INC.
                                           -----------------------------
                                                    (Registrant)


Date:   August 14, 1997                    /s/ George V. Flagg
                                           -------------------------------------
                                           George V. Flagg
                                           President and Chief Executive Officer




Date:  August 14, 1997                     /s/ Lawrence R. Irving
                                           -------------------------------------
                                           Lawrence R. Irving
                                           Vice President - Finance