Form 10-Q/A
period 1997-06-30
HOLMES PROTECTION GROUP INC
filed 1997-08-29
CIK 926764

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997
                                                            ---------------

                                      OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------------

                        Commission File Number: 0-24510
                                               ---------

                         HOLMES PROTECTION GROUP, INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

          Delaware                                      06-1070719
          --------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                               440 Ninth Avenue
                         New York, New York 10001-1695
                         -----------------------------
                   (Address of principal executive offices)

                                (212) 760-0630
                         -----------------------------
                        (Registrant's telephone number)

------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if changed since last
Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Number of shares of Common Stock, par value $.01 per share, outstanding as of August 12, 1997: 6,315,791.

Transitional Small Business Disclosure Format (check one):
Yes ______ No ___X__

         The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1997.

         PART II. OTHER INFORMATION

Item 2.           Changes in Securities.

         During the quarter ended June 30, 1997 the Company issued securities that were not registered under the Securities Act of 1933, as amended (the "Act"), as follows:

         1. On April 11, 1997, 44,475 Shares, and on July 25, 1997, 1,871
shares (aggregating 46,346 Shares) were issued to Michael Fletcher in connection with the purchase of all of the issued and outstanding shares of the two alarm security companies owned by Mr. Fletcher which were located in Tampa, Florida. As consideration for such sale, the Company became the owner of such two alarm security companies which in the aggregate were valued at approximately $691,943.

         2. On June 25, 1997, 47,300 shares, and on July 18, 1997, 3,998
Shares (aggregating 51,298 Shares) were issued to Binckley Company, Inc. (formerly, D&H Electric, Inc.) In connection with the acquisition of substantially all of the assets of an alarm security company located in Nashville, Tennessee. As consideration for such sale, the Company received assets valued at approximately $718,175.

         3. On July 23, 1997, an aggregate of 156,297 Shares were issued to George and Leeann Brown, Tom and Sue Taylor and George and Julianne Keefe in connection with the purchase of all of the issued and outstanding shares of an alarm security company owned by the aforesaid sellers, which was located in San Ramon, California. As consideration for such sale, the Company became the owner of such alarm security company which was valued at approximately $2,250,000.

         4. On August 11, 1997 the Company issued Subordinated Convertible Debentures in the aggregate principal amount of $350,997 bearing interest at the rate of ten percent (10%) per annum. The Debentures are convertible into 24,562 Shares on or after October 1, 1997. The Debentures were issued in payment for the 25% balance of the purchase price of approximately $1,500,000 paid to the two stockholders of a security alarm company located in Erie, Pennsylvania.

         All of the Shares and the Debentures listed above were sold by the issuer in transactions not involving any public offering pursuant to the exemption from registration provided in Section 4(2) of the Act.

                                   SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HOLMES PROTECTION GROUP, INC.
                                                  (Registrant)

Dated:   August  29, 1997
                                           By: /s/ George V. Flagg
                                              -----------------------
                                           George V. Flagg
                                           President and Chief Executive Officer

Dated:   August 29, 1997
                                           By: /s/ Lawrence R. Irving
                                              -----------------------
                                           Lawrence R. Irving
                                           Vice President - Finance