Form 10-Q
period 1997-09-30
HOLMES PROTECTION GROUP INC
filed 1997-11-14
CIK 926764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                         Commission file number 0-24510
                                                -------

                          HOLMES PROTECTION GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       06-1070719
--------------------------------          -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

440 Ninth Avenue, New York, New York                                10001-1695
-------------------------------------                              ------------
(Address of principal executive offices)                            (Zip Code)

                                 (212) 760-0630
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ----

Number of shares of Common Stock, par value $.01 per share, outstanding as of November 10, 1997: 6,310,034.

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; cancellation rates of subscribers; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans; the Company's indebtedness; availability, terms and deployment of capital; availability of qualified personnel; and other factors detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                      INDEX



PART I FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS                                                                            PAGE NO.
                                                                                                         --------

         Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1997 and 1996................................................................4

         Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996.......................5

         Consolidated Statements of Cash Flows for the nine-month periods ended
         September 30, 1997 and 1996......................................................................6

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

         Signatures.......................................................................................13



Part 1 - Financial Information

Item 1.  Financial Statements

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (000's omitted, except earnings per share data)
                                   (Unaudited)



                                                                    Three Months Ended                Nine Months Ended
                                                             September 30,      September 30,    September 30,   September 30,
                                                                 1997              1996              1997          1996
                                                              -----------     ----------------  --------------- ----------------

REVENUES:
       Monitoring and service                                 $   9,853      $     8,745          $  28,863    $   26,757
       Installation                                               6,889            3,069             15,352         7,551
       Franchise royalties, product sales and other               1,842            1,223              4,684         3,212
                                                              ----------     ------------         ----------   -----------
                               Total revenues                    18,584           13,037             48,899        37,520

COST OF SALES (exclusive of depreciation and
  amortization shown below):
       Monitoring and service                                     5,654            4,394             15,415        13,263
       Installation                                               4,123            1,767              9,200         3,884
       Franchise royalties, product sales and other               1,481            1,079              3,820         2,902
                                                              ----------     ------------         ----------   -----------
                               Total cost of sales               11,258            7,240             28,435        20,049

Selling, general and administrative                               6,260            4,030             17,289        10,874
Depreciation and amortization                                     2,893            2,638              8,356         8,070
Non-recurring charge                                                  -                -              1,500             -
                                                              ----------     ------------         ----------   -----------
                                                                 20,411           13,908             55,580        38,993

               Loss from operations                              (1,827)            (871)            (6,681)       (1,473)

Other income                                                        160              136                218           147

Interest expense, net                                              (500)            (144)            (1,060)         (462)
                                                              ----------     ------------         ----------   -----------


Loss before income taxes                                         (2,167)            (879)            (7,523)       (1,788)

Benefit  for income taxes                                          (650)            (167)            (2,257)         (340)
                                                              ----------     ------------         ----------   -----------


               Net Loss                                       $  (1,517)     $      (712)         $  (5,266)   $   (1,448)
                                                              ==========     ============         ==========   ===========



Loss per common share                                         $   (0.24)     $      (0.15)        $    (0.88)  $    (0.32)
                                                              ==========     ============         ==========   ===========

Weighted Average Shares Outstanding                               6,244            4,801              6,009         4,596
                                                              ==========     ============         ==========    ==========




                            (See accompanying notes.)
                                        4

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)



                                                                                   September 30,              December 31,
                                                                                       1997                       1996
                                                                                -----------------          ----------------
                                                                                 (Unaudited)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $             87           $           990
  Accounts receivable, less allowance for doubtful accounts of
    $1,111  in 1997 and $973 in 1996                                                      11,579                     5,333
  Inventories                                                                              4,857                     2,795
  Prepaid expenses and other                                                               3,787                     1,871
                                                                                -----------------          ----------------
               Total current assets                                                       20,310                    10,989
                                                                                -----------------          ----------------

FIXED ASSETS, net                                                                         49,602                    47,198
SUBSCRIBER CONTRACTS, at cost, less accumulated amortization
    of $27,491 in 1997 and $25,137 in 1996                                                27,732                    19,650
TRADENAMES, less accumulated amortization of $2,173 in 1997 and
    $2,045 in 1996                                                                         3,936                     4,063
OTHER ASSETS                                                                               8,769                     7,917
                                                                                -----------------          ----------------
                                                                                $        110,349           $        89,817
                                                                                =================          ================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                          $          1,227           $           364
  Accounts payable and accrued expenses                                                    9,584                     7,290
  Deferred revenue                                                                         3,370                     2,693
  Customer deposits                                                                        2,456                     2,813
                                                                                -----------------          ----------------
               Total current liabilities                                                  16,637                    13,160
                                                                                -----------------          ----------------

LONG-TERM LIABILITIES:
  Long-term debt                                                                          24,205                     4,370
  Other long-term liabilities                                                                555                       555
  Deferred income taxes                                                                    8,855                    11,337
                                                                                -----------------          ----------------
               Total long-term liabilities                                                33,615                    16,262
                                                                                -----------------          ----------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000 authorized; none outstanding                         -                         -
  Common stock, $0.01 par value; 12,000 authorized shares; 6,317
      issued in 1997 and 5,835 issued in 1996                                                 63                        58
  Additional paid-in capital                                                             138,214                   133,251
  Accumulated deficit                                                                    (78,095)                  (72,829)
                                                                                -----------------          ----------------
                                                                                          60,182                    60,480
  Less- Treasury stock - 7 shares in 1997 and 1996 at cost                                   (85)                      (85)
                                                                                -----------------          ----------------
               Total shareholders' equity                                                 60,097                    60,395
                                                                                -----------------          ----------------
                                                                                $        110,349           $        89,817
                                                                                =================          ================


                            (See accompanying notes.)
                                        5

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                   September 30,      September 30,
                                                                                       1997               1996
                                                                                  -------------    -----------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                                 $ (5,266)      $    (1,448)
    Adjustments to reconcile net income (loss) to cash provided by operating activities -
           Depreciation and amortization                                                 8,356             8,070
           Provision for doubtful accounts                                                 115              (109)
           Non-recurring charge                                                          1,500                 -
           Deferred income taxes                                                        (2,482)             (490)
           Changes in operating assets and liabilities -
              Increase in accounts receivable                                           (5,721)             (195)
              Increase in inventories                                                   (1,825)             (231)
              Increase in prepaid expenses and other current assets                     (1,944)             (148)
              Increase (decrease) in accounts payable and accrued expenses               1,160            (2,833)
              (Decrease) increase in customer deposits                                    (357)              672
              Increase in deferred revenue                                                  92               120
              Decrease in pension and other liabilities                                   (265)             (947)
                                                                                      ---------      ------------
              Net cash (used in) provided by operating activities                       (6,637)            2,461
                                                                                      ---------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                            (7,629)           (6,755)
    Acquisition of businesses, net of cash acquired                                     (6,874)                -
    Purchase of short-term investments                                                       -                 -
    Maturities of short-term investments                                                     -             2,043
    Other                                                                                   62                 -
                                                                                      ---------      ------------
               Net cash used by investing activities                                   (14,441)           (4,712)
                                                                                      ---------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt obligations                                                      19,500             8,496
    Proceeds from sale of common stock                                                       -            12,252
    Proceeds from exercised stock options                                                1,386                 -
    Payment on secured note and other long-term debt                                         -            (6,188)
    Payment on other long-term debt                                                       (711)             (323)
    Payment on short-term borrowings                                                         -              (943)
                                                                                      ---------      ------------
               Net cash provided by financing activities                                20,175            13,294
                                                                                      ---------      ------------

               Net (decrease) increase in cash and cash equivalents                       (903)           11,043

CASH AND CASH EQUIVALENTS, beginning of period                                             990               435
                                                                                      ---------      ------------

CASH AND CASH EQUIVALENTS, end of period                                              $     87       $    11,478
                                                                                      =========      ============

CASH PAYMENTS FOR:
     Interest                                                                         $    749       $       503
     Income taxes                                                                     $    351       $       117

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of notes payable in connection with acquired businesses                 $  1,147       $         -
     Issuance of common stock in connection with acquired businesses                  $  3,582       $         -

                            (See accompanying notes.)
                                        6

                                  HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                                       Notes to Interim Financial Statements
Note 1  Financial Statements

         The consolidated statements of operations and statements of cash flows for the three month and nine-month periods ended September 30, 1997 and 1996 and the balance sheet as of September 30, 1997 have been prepared by Holmes Protection Group, Inc. ("Holmes" or "the Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the operating results expected for the full year. Interim statements are prepared on a basis consistent with year-end statements.

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

Note 3 Acquisitions

         In the nine months ended September 30, 1997, the Company acquired alarm companies for an aggregate purchase price of $6,874,000. In addition, the Company acquired three alarm companies in exchange for 249,943 shares of the Company's Common Stock. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated based on their estimated values and the results of operations of the acquired entities have been included in the accompanying consolidated statements of operations from the respective dates of the acquisition. The allocation of estimated values is subject to final adjustments of purchase price. The results of operations for these acquisitions were not significant to the consolidated financial statements of the Company and therefore no pro forma financial data has been included.

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

Note 5 Credit Facility

         At September 30, 1997, the Company was not in compliance with certain of the financial covenants of its 1996 Credit Agreement. The banks have waived such noncompliance for periods prior to or ending on such date. The Company is currently engaged in discussions with the banks with regard to additional financing that the Company will require for its short term operating needs and is considering other long term financing alternatives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

Revenues increased $5.6 million (42.6%) to $18.6 million in the third quarter of 1997 from $13.0 million in the third quarter of 1996. This increase was primarily attributable to an increase in installation revenue of $3.8 million (124.5%) from $3.1 million in the third quarter of 1996 to $6.9 million in the third quarter of 1997 resulting from increased sales due to the Company's expansion of its branch and National Account operations. In addition, monitoring and service revenue increased $1.1 million (12.7%) from $8.8 million in the third quarter of 1996 to $9.9 million in the third quarter of 1997. Increased revenues from the Company's One Service business also contributed to the increase.

Cost of sales increased $4.0 million (55.5%) to $11.3 million in the third quarter of 1997 from $7.2 million for the comparable period of 1996, due primarily to increased installation costs resulting from the growth in related revenue and increased monitoring expenses resulting from recent acquisitions of central stations, which have not yet been consolidated. Selling, general and administrative expenses increased $2.2 million (55.3%) to $6.3 million from $4.0 million for the same period of 1996. This increase is primarily related to costs associated with increased sales, marketing and administrative support as the Company continues to implement its nation-wide growth strategy. The Company aggressively pursued this strategy during the fourth quarter of 1996 and the first three quarters of 1997, expanding into many new geographic locations, including: Boston, MA, Chicago, IL, Cincinnati, OH, Dallas, TX, Erie, PA, Harrisburg, PA, Louisville, KY, Miami, FL, Nashville, TN, Orangeburg, SC, San Francisco, CA, Scranton, PA, and Tampa, FL. In addition, sales, marketing and administrative support was added in 1997 to establish and expand the Company's National Accounts operation. Depreciation and amortization expense increased to $2.9 million in the third quarter of 1997 from $2.6 million for the comparable period of 1996.

Interest expense increased $0.4 million (247.2%) to $0.5 million in the third quarter of 1997 from $0.1 million in the third quarter of 1996 principally as a result of increased borrowings during 1997.

Loss before income taxes was $2.2 million for the third quarter of 1997 compared to a loss of $0.9 million for the third quarter of 1996, primarily as a result of the selling ,marketing and general and administrative costs relating to the the Company's expansion into new geographical markets which was partially offset by margins on increased revenues.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

Revenues increased $11.4 million (30.3%) in the nine months ended September 30, 1997 to $48.9 million from $37.5 million in the nine months ended September 30, 1996. This increase was primarily attributable to an increase in installation revenue of $7.8 million (103.3%) resulting from increased sales due to the Company's expansion of its branch operations and National Accounts operation. An increase in monitoring and service revenue of $2.1 million (7.9%) and increased revenues from the One Service business also contributed to the increased revenues. The Company's annual recurring revenue base increased from $35.0 million at December 31, 1996 to $38.3 million at September 30, 1997, resulting from recurring revenues acquired during 1997. The recurring revenue base at September 30, 1996 was $34.3 million. The Company's backlog of orders increased to $10.8 million at September 30, 1997 versus $5.6 million at September 30, 1996. The backlog of orders was $6.0 million at December 31, 1996.

Cost of sales increased 41.8% from $20.0 million in the nine months ended September 30, 1996 to $28.4 million in the nine months ended September 30, 1997. This increase was primarily the result of increased installation costs resulting from the growth in related revenue. Selling, general and administrative expenses were $17.3 million for the nine months ended September 30, 1997 compared to $10.9 million for the same period of 1996. This increase is primarily related to costs associated with increased sales, marketing and administrative support as the Company continued the implementation of its nation-wide growth strategy. The Company aggressively pursued this strategy during the fourth quarter of 1996 and the first three quarters of 1997, expanding into many new geographic locations, including: Boston, MA, Chicago, IL, Cincinnati, OH, Dallas, TX, Erie, PA, Harrisburg, PA, Louisville, KY, Miami, FL, Nashville, TN, Orangeburg, SC, San Francisco, CA, Scranton, PA, and Tampa, FL. In addition, sales, marketing and administrative support was added in 1997 to establish and expand the Company's National Accounts operation. Depreciation and amortization expense was $8.4 million in the nine months ended September 30, 1997 compared to $8.1 million in the nine months ended September 30, 1996. Additionally, in the first quarter of 1997, the Company incurred a non-recurring charge of $1.5 million related to the termination of its outsourcing agreement with PremiTech (See Note 2).

Interest expense increased $0.6 million (129.4%) to $1.1 million in the nine months ended September 30, 1997 from $0.5 million in the comparable period of 1996 principally as a result of increased borrowing during 1997.

Loss before income taxes reflected a loss of $7.5 million for the nine months ended September 30, 1997 compared to a loss of $1.8 million for the nine months ended September 30, 1996, primarily as a result of the selling ,marketing and general and administrative costs relating to the Company's expansion into new geographical markets partially offset by margins on increased revenues.

Liquidity and Capital Resources

Nine months Ended September 30, 1997

Cash and cash equivalents decreased by $0.9 million from $1.0 million to $0.1 million during the nine months ended September 30, 1997. Net cash provided by financing activities was $20.2 million, offset by cash utilized by operating activities of $6.7 million and net cash utilized by investing activities of $14.4 million.

Net cash utilized by operating activities of $6.7 million principally consisted of cash provided by sales of electronic security services, adjusted for non-cash charges for depreciation and amortization, an increase in accounts receivable ($5.7 million) resulting from increased revenues, an increase in accounts payable and accrued expenses ($1.4 million), an increase in prepaid expenses and other current assets ($1.9 million), and an increase in inventory ($1.8 million).

Net cash used in investing activities consisted primarily of acquisition costs and the additions to Company-owned equipment on subscribers' premises and other fixed assets.

Net cash provided by financing activities of $20.2 million during this period consisted of bank borrowings of $19.5 million, and proceeds from the exercise of stock options of $1.4 million, offset by repayments of other long term debt obligations of $0.7 million.

Future Commitments and Cash Requirements

Liquid assets available to the Company as of September 30, 1997 included cash and cash equivalents of $0.1 million.

On August 30, 1996, the Company entered into a credit agreement (the "Credit Agreement"), amended and restated as of December 31, 1996 and subsequently amended as of January 1, 1997, with Merita Bank Ltd. and Bank of Boston Connecticut (together, the "Banks") pursuant to which the Banks have agreed, subject to the terms and conditions set forth therein, to provide a two-year $25 million revolving credit facility to the Company, the borrowings pursuant to which would automatically convert into a five-year term loan on September 30, 1998. The Company's ability to obtain future borrowings under this credit facility is contingent upon its compliance with various financial covenants, tests and ratios, including those relating to (i) ratios of total debt to EBITDA, (ii) ratios of total debt to recurring monthly revenue, (iii) minimum debt service coverage, (iv) minimum net worth, (v) maximum capital expenditures and (vi) maximum subscriber attrition rate (as defined in the Credit Agreement). On September 30, 1997, the outstanding balance under the Credit Agreement was $24.0 million, including an outstanding irrevocable letter of credit of $1.0 million (See Note 2). These borrowings were used to finance the Company's acquisition of alarm companies and to meet working capital requirements.

As of September 30, 1997, the Company had $1.0 million remaining under its credit facility. The Company, at September 30, 1997, was not in compliance with certain of the financial covenants of its 1996 Credit Agreement. The banks have waived such noncompliance for periods prior to or ending on such date. The Company is currently engaged in discussions with the banks with regard to additional financing that the Company will require for its short term operating needs and is considering other long term financing alternatives. In addition, the Company has retained J.P. Morgan Securities Inc., to assist the Company in exploring strategic alternatives as part of an overall review of its business strategy including a possible sale or merger of the Company. However, there can be no assurance that the Company will elect to pursue any of the specific actions that it may consider as a result of these efforts, or if pursued, that these actions will be successful. In concert with the above actions the Company is reducing costs by accelerating the consolidation of recently acquired central stations and by initiating certain other operational changes that are expected to result in cost reductions in other areas. Although the Company has experienced significant working capital constraints as a result of its rapid sales growth and capital required to expand its operations in new geographic markets, management believes that by taking the above actions adequate working capital will be available until long-term financing alternatives are arranged.

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

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits:
              Exhibit-27  Financial Data Schedule Worksheet (For SEC Use Only).

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1997.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           HOLMES PROTECTION GROUP, INC.
                                           ------------------------------------

                                                   (Registrant)


Date:   November 14, 1997                  /s/ George V. Flagg
                                           ------------------------------------
                                           George V. Flagg
                                           President and Chief Executive Officer




Date:  November 14, 1997                   /s/ Lawrence R. Irving
                                           ------------------------------------
                                           Lawrence R. Irving
                                           Vice President - Finance