Form 10-K/A
period 1996-12-31
HOLMES PROTECTION GROUP INC
filed 1997-12-29
CIK 926764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
YES  [ X  ]     NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price per share of the registrant's Common Stock of $14.25 on March 27, 1997, as quoted on the NASDAQ National Market, the aggregate market value of the voting shares held by non-affiliates of the registrant (including 1,106,819 shares held by the "Institutions" (as defined herein)) was $60.9 million.

At March 27, 1997, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 5,828,062 shares.

Certain statements in this Annual Report on Form 10-K/A constitute "forward-looking statements" within he meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; cancellation rates of subscribers; competitive factors in the industry, including additional competition form existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans; the Company's indebtedness; availability, terms and deployment of capital; availability of qualified personnel; and other factors referenced in this Annual Report on Form 10-K/A.

The undersigned Registrant is filing this amended Annual Report on Form 10-K/A to restate its consolidated financial statements for the years ended December 31, 1996 and 1995 resulting from a change in its method of accounting for installation revenue, and to make certain corresponding and other changes.

PART II

Item 6.  Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART III

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

         (b)      Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts

         (c)      Exhibits

                  Exhibit No.                           Description
                  -----------                           -----------

                  23    ................... Consent of Independent Public
                                            Accountants

                  27    ................... Restated Financial Data Schedule
                                            for the year ended December 31, 1996

Except for the foregoing exhibit, no exhibits are being filed with this Form 10-K/A. An index to exhibits is set forth in Item 14 of the Form 10-K as originally filed.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (1)

The selected consolidated financial data set forth below as of December 31, 1996 and 1995 are derived from the Company's financial statements included elsewhere in this Form 10-K/A, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below as of December 31, 1994, 1993 and 1992 are derived from financial statements not included in this Form 10-K/A. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                                                             For the Year Ended December 31
                                                       --------------------------------------------------------------------
                                                         1996          1995           1994            1993           1992
                                                       --------       --------       --------       --------       --------
                                                                    (000's omitted, except per share amounts)
                                                               (Restated)
Statement of Operations Data (2):
Revenues                                               $ 51,424       $ 50,821       $ 51,402       $ 53,500       $ 56,173
Cost of sales (exclusive of depreciation expense)       (28,124)       (26,262)       (24,885)       (29,916)       (29,560)
                                                       --------       --------       --------       --------       --------
Gross profit                                             23,300         24,559         26,517         26,584         26,613
Selling, general and administrative expenses            (14,989)       (16,668)       (15,051)       (17,837)       (17,287)
Depreciation and amortization                           (10,574)       (10,390)        (9,736)        (8,919)        (8,139)
                                                       --------       --------       --------       --------       --------
Income (loss) before income taxes                        (3,218)        (5,047)           982            145          3,803
                                                       --------       --------       --------       --------       --------
Income (loss) before extraordinary item                  (2,185)        (3,231)           404            (55)        (3,795)
Extraordinary item                                         --             --             --             --           23,187
                                                       --------       --------       --------       --------       --------
Net income (loss)                                        (2,185)        (3,231)           404            (55)        19,392
Earnings (loss) per common share before
    extraordinary item                                    (0.45)         (0.72)          0.11          (0.02)         (3.04)
Earnings (loss) per common share (3)                      (0.45)         (0.72)          0.11          (0.02)         15.54
Weighted average shares outstanding                       4,827          4,459          3,580          2,944          1,250


                                                                          For the Year Ended December 31
                                                       --------------------------------------------------------------------
                                                         1996           1995           1994           1993           1992
                                                       --------       --------       --------       --------       --------
                                                                              (000's omitted)
                                                               (Restated)
Other Data:
EBITDA (4)                                             $  8,593       $  8,138       $ 11,659       $  9,649       $ 12,312
Interest expense                                            537            721            941            585            370
Capital expenditures                                      9,428          7,494          7,361          7,883          7,074
Net cash provided by operating activities                 3,337          6,144          6,164          2,335          1,797

                                        3


                                                                                 December 31
                                                   ----------------------------------------------------------------------
                                                       1996          1995          1994           1993           1992
                                                       ----          ----          ----           ----           ----
                                                                              (000's omitted)
                                                            (Restated)
Balance Sheet Data:
Working Capital                                    $   (2,870)   $   (6,054)   $   (1,818)    $   (9,107)    $   (8,307)
Total Assets                                           90,394        80,859        87,148         84,078         83,450
Long-term debt, net of current maturities               4,370         4,862         6,709          5,995            435
Shareholders' equity                                   58,628        45,638        48,420         39,319         38,006


       (1) See Note 1 to Consolidated Financial Statements for information concerning the Company's restatement of its financial statements for the years ended December 31, 1996 and 1995. All financial data in this table above as of and for the years ended December 31, 1996 and 1995 reflect such restatement.

       (2) Results of operations vary significantly among the years due to reorganization and a recapitalization of the Company. Net loss for 1996 reflects the effect of a non-recurring charge of $700,000. Net loss for 1995 reflects the effect of a non-recurring charge of $2,074,000. See Note 4 to Consolidated Financial Statements for further explanation. Net income for 1992 reflects the effect of an extraordinary gain, net of tax of $23,187,000, resulting from the restructuring of debt that occurred in August 1992.

       (3) The net income (loss) per common share data has been adjusted to give effect to the Reclassification on March 27, 1995.

       (4) EBITDA means earnings before interest, taxes, depreciation and amortization and is presented because it is an accepted and useful financial indicator of a Company's ability to service and incur debt. EBITDA should not be considered (i) as an alternative to net income or any other GAAP measure of performance (ii) as an indicator of operating performance or cash flows generated by operating, investing or financing activities or (iii) as a measure of liquidity. EBITDA for 1996 does not reflect a non-recurring charge of $700,000. EBITDA for 1995 does not reflect a non-recurring charge of $2,074,000. EBITDA for 1992 does not reflect an extraordinary gain of $23,187,000.

ITEM 7.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION
           AND RESULT OF OPERATIONS

Results of Operations
---------------------

                                                                             Year Ended December 31
                                                             ----------------------------------------------------
                                                                 1996          1995          1994          1993
                                                                 ----          ----          ----          ----
                                                                                (000's omitted)

    Monitoring and service                                   $   35,656    $   37,912    $   39,747    $   41,004
    Installation                                                 10,986         8,901         8,425         9,141
    Franchise royalties, product sales and other                  4,782         4,008         3,230         3,355
                                                             ----------    ----------    ----------    ----------
    Total revenues                                               51,424        50,821        51,402        53,500
    Cost of sales (exclusive of depreciation expense shown
        below)                                                  (28,124)      (26,262)      (24,885)      (26,916)
                                                             ----------    ----------    ----------    ----------
    Gross profit                                                 23,300        24,559        26,517        26,584
    Selling, general and administrative expenses                (14,989)      (16,668)      (15,051)      (17,837)
    Depreciation and amortization                               (10,574)      (10,390)       (9,736)       (8,919)
    Nonrecurring charge                                            (700)       (2,074)           -             -
    Other income                                                    282           247           193           902
    Interest expense, net                                          (537)         (721)         (941)         (585)
                                                             ----------    ----------    ----------    ----------
    Income (loss) before income taxes                            (3,218)       (5,047)          982           145
    Provision (benefit) for income taxes                         (1,033)       (1,816)          578           200
                                                             ----------    ----------    ----------    ----------
    Net income (loss)                                        $   (2,185)   $   (3,231)   $      404    $      (55)
                                                             ==========    ==========    ==========    ==========

Overview
--------

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

Recurring revenues are payable monthly, quarterly or annually in advance, and are recognized as the service is provided. Installation revenue is recognized on completion for systems sold outright to the subscriber. For those systems to which the Company retains ownership, revenue is recognized to the extent of the selling expense on completion of the installation, and the remaining revenue is recognized over the initial term of the contract. Direct installation costs, which include materials, labor and installation overhead are capitalized in the case of Company owned systems and are depreciated over the average useful life of the contract (including renewals), estimated by the Company to be twelve years. Other than as described above, all costs (including installation costs relating to outright sales) are recognized in the period in which they are incurred.

Restatement
-----------

Effective January 1, 1995, the Company changed its method of accounting for installation revenue to record non-refundable payments received from customers upon the completion of the installation of Company-owned systems. Previous to this change, the Company deferred the difference between these payments and the estimated selling costs and amortized such difference over the initial term of the non-cancelable customer monitoring and service contract (generally five years) (the "Deferral Method"). Following discussions with the staff of the Division of Corporate Finance of the Securities and Exchange Commission, in connection with a Registration Statement filed by the Company, the Company has determined to restate its consolidated financial statements for the years ended December 31, 1996 and 1995 using the Deferral Method. Accordingly, the consolidated financial statements for such years included in Item 8 have been restated from those originally reported. This Deferral Method of recording revenue had no impact on the Company's liquidity or cash flows.

Fiscal Year Ended 1996 Compared
With Fiscal Year Ended 1995
-------------------------------

Revenues increased $0.6 million (1.2%) to $51.4 million in 1996 from $50.8 million in 1995. The increase was attributable to an increase in installation revenues of $2.1 million (23.4%) primarily from new installations of customer-owned systems and an increase of approximately $0.8 million in other revenues which represents an increase in revenues associated with the One Service business acquired in March, 1995 offset by a decline in revenues from the Company's Dictograph operations. The increase in installation and other revenues was partially offset by a decrease in monitoring and service revenue of $2.2 million (6.0%) relating to the cancellation of annual recurring revenues in excess of new sales. The annualized cancellation rate was 10.8% in 1996 compared to 10.9% in 1995. The annual recurring revenue base declined from $35.5 million at December 31, 1995 to $35.0 million at December 31, 1996. In 1996, the Company acquired approximately $1.9 million of annual recurring revenue most of which was acquired in December.

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

Nonrecurring charges of $0.7 million in 1996 included $0.5 million relating to severance pay and related benefits in connection with additional reserves required for the staff reductions announced in the fourth quarter of 1995 and further reductions in 1996 as well as a settlement of an outstanding legal matter. In 1995, nonrecurring charges of $2.1 million included $1.1 million relating to severance pay and related benefits for staff reductions and approximately $1.0 million relating to the write-off of unamortized leasehold improvements and other assets in connection with the Company's central station consolidation and the relocation of the Company's corporate headquarters.

The Company recorded a net loss in 1996 of $2.2 million compared to a net loss of $3.2 million in 1995. The net increase income of $1.0 million in 1996 is due to all the various changes described above.

Fiscal Year Ended 1995 Compared
With Fiscal Year Ended 1994
-------------------------------

Revenues declined $0.6 million (1.1%) to $50.8 million in 1995 from $51.4 million in 1994. A portion of the decline was attributable to a reduction in revenues of $1.8 million from the Company's monitoring and service operations relating to the cancellation of annual recurring revenues in excess of new sales. Such annual recurring revenue base declined from $37.4 million at December 31, 1994 to $35.5 million at December 31, 1995. In addition, reduced revenues resulted from a decline in revenues of $0.7 million from franchise and dealer operations. The decline in revenues was partially offset by revenues from the insured parcel delivery service of $1.4 million, which business was acquired in March 1995. In 1995, the franchise and dealer operations experienced the loss of several franchises and a reduction in related royalties and product sales. The Company's cancellation rate continued to improve from a high in 1991 of 15.2% to 10.9% in 1995, which was slightly better than the 11.1% cancellation rate in 1994. This improvement reflects continued efforts to upgrade older accounts with new systems and to provide high quality service to subscribers.

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

Depreciation and amortization expense increased $0.7 million (6.7%) to $10.4 million in 1995 from $9.7 million in 1994. The increase relates to additional depreciation of installation costs relating to new Company-owned systems as well as those systems which have been upgraded.

Interest expense, net of interest income, declined by $0.2 million (23.4%) from $0.9 million in 1994 to $0.7 million in 1995 primarily due to an increase in interest income on investments and a declining debt balance under the Loan Agreement.

Nonrecurring charges of $2.1 million in 1995 included $1.1 million relating to
(i) severance pay and related benefits costs in connection with the selective reduction of approximately 70 employees in the Company's work force, all of whom were terminated, notified or identified at

December 31, 1995 and (ii) approximately $1.0 million relating to the write-off of unamortized leasehold improvements and other assets in connection with the Company's central station consolidation and the relocation of the Company's corporate headquarters which took place in late 1996. See Note 4 to Notes to Consolidated Financial Statements.

The Company recorded a net loss in 1995 of $3.2 million compared to net income of $0.4 million in 1994. The net reduction in income of $3.6 million in 1995 is due to all the various changes described above.

Liquidity and Capital Resources
-------------------------------

Fiscal Year Ended 1996
----------------------

Cash and cash equivalents increased by $0.6 million from $0.4 million in 1995 to $1.0 million in 1996. In 1996, net cash provided by operating activities of $3.3 million and net cash provided by financing activities of $7.8 million was offset by $10.5 million of cash used by investing activities.

Net cash provided by operating activities of $3.3 million in this period principally consisted of cash provided by sales of electronic security services, adjusted for non-cash charges for depreciation and amortization, an increase in inventory of $0.8 million, a decrease in accounts payable and accrued expenses of $1.8 million and an increase in customer deposits of $1.0 million. The excess of current liabilities over current assets decreased from $6.1 million in 1995 to $2.9 million in 1996 primarily as a result of a reduction in long-term debt, accounts payable and accrued expenses.

Net cash of $10.5 million used by investing activities in 1996 consisted of $9.4 million of capital expenditures (primarily for installation of alarm equipment on subscribers' premises), and investments in acquired companies of $3.2 million offset by a net reduction of $2.0 million from net maturities of short-term investments.

Net cash of $7.8 million provided by financing activities during this period consisted principally of net proceeds from the issuance of Common Stock of $12.1 million and proceeds from the Credit Facility of $12.0 million, offset by repayments of amounts due under the Loan Agreement of $6.2 million, the Credit Facility of $8.5 million, and short-term borrowings of $1.0 million. In addition, $0.6 million was used for issuance costs associated with the Credit Facility.
See Notes 6 and 7 to Notes to Consolidated Financial Statements.

Fiscal Year Ended 1995
----------------------

Cash and cash equivalents declined by $1.0 million from $1.4 million in 1994 to $0.4 million in 1995. In 1995, net cash provided by operating activities of $6.1 million was offset by $1.5 million of cash used by financing activities and $5.6 million of cash used by investing activities.

Net cash provided by operating activities of $6.1 million in this period principally consisted of cash provided by sales of electronic security services, adjusted for non-cash charges for depreciation and amortization, an increase in accounts receivable of $1.6 million, an increase in accounts payable and accrued expenses of $1.8 million and a decrease in customer deposits and other liabilities of $1.6 million. The excess of current liabilities over current assets increased from $1.8 million in 1994 to $6.1 million in 1995 primarily as a result of a reduction in long-term debt, additions to property, plant and equipment and establishment of the reserve for severance and related benefit costs.

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

Future Commitments and Cash Equivalents
---------------------------------------

Liquid assets available to the Company as of December 31, 1996 included cash and cash equivalents of $1.0 million. At December 31, 1996 the Company had undrawn funds of $21.5 million under its new revolving credit facility.

In August 1996, the Company entered into the Credit Facility with Merita Bank Ltd. and Bank of Boston Connecticut (see "Business-Other Developments 1996 Credit Facility") to provide a two-year, $25 million revolving credit facility to the Company which converts into a five-year term loan on September 30, 1998. At December 31, 1996 the outstanding balance under the Credit Facility was $3.5 million. At such date outstanding balances under the Company's previous loan agreement, aggregating $6.2 million, were paid in full and such agreement was subsequently canceled.

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

In 1995, the Company entered into the Outsourcing Agreement with PremiTech which provides for PremiTech to manage the Company's technological infrastructure, perform certain of the

Company's administrative functions, and assist in the consolidation of the Company's central monitoring facilities. For on-going services during the ten-year term of the agreement, the Company was obligated to pay PremiTech a total of $47.7 million in equal monthly installments aggregating $4.8 million per year, subject to certain adjustments. In addition, the Company agreed to pay PremiTech a total of $3.3 million for its consolidation activities. In March 1997, the Company and PremiTech reached an agreement in principle to terminate the Outsourcing Agreement, under which the Company will record a one-time, nonrecurring charge of approximately $1.5 million in the first quarter of 1997. See Notes 4 and 14 to Notes to Consolidated Financial Statements.

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

The foregoing information under the caption "Future Commitments and Cash Equivalents" is set forth as of April 7, 1997, the date of filing the Form 10-K being amended by the Form 10-K/A. For current information relating to the Company's liquidity and other matters set forth under such caption, see the Company's Form 10-Q/A for the quarterly period ended September 30, 1997.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                Page
                                                                                                ----

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

    Consolidated Balance Sheets as of December 31, 1996 and 1995                                 F-3

    Consolidated Statements of Operations for the Years Ended December 31, 1996,
       1995 and 1994                                                                             F-4

    Consolidated Statements of Shareholders' Equity for the Years Ended
       December 31, 1996, 1995 and 1994                                                          F-5

    Consolidated Statements of Cash Flows for the Years Ended December 31,
       1996, 1995 and 1994                                                                       F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                   F-7 - F-22

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                                                  S-1


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Holmes Protection Group, Inc.:

We have audited the accompanying consolidated balance sheets of Holmes Protection Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, as restated (see Note 1) and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years ended December 31, 1996 and 1995, as restated, and for the year ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Holmes Protection Group, Inc. and subsidiaries as of December 31, 1996 and 1995, as restated, and the results of their operations and their cash flows for each of the two years ended December 31, 1996 and 1995, as restated, and for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

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


                                                          /s/ Arthur Andersen
                                                          -------------------
                                                          ARTHUR ANDERSEN LLP

New York, New York
February 28, 1997 (except with respect to the matters discussed in Notes 14 and 15, as to which the dates are March 12, 1997, and December 18, 1997, respectively, and with respect to the restatement information in Notes 1b, 1c, 8, 9 and 11, as to which the date is December 18, 1997)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (000's omitted)

                                          ASSETS                                                1996                  1995
                                          ------                                                ----                  ----
CURRENT ASSETS:                                                                                           (Restated)
    Cash and cash equivalents                                                                 $     990            $     435
    Short-term investments                                                                           --                2,043
    Accounts receivable, less allowance for doubtful accounts of $973 in 1996 and
       $1,340 in 1995                                                                             5,333                4,997
    Inventories                                                                                   2,795                1,923
    Prepaid expenses and other                                                                    2,448                2,550
                                                                                              ---------            ---------
                 Total current assets                                                            11,566               11,948
                                                                                              ---------            ---------

FIXED ASSETS, net                                                                                47,198               45,231

SUBSCRIBER CONTRACTS, at cost, less accumulated amortization of $25,137 in 1996 and
    $22,522 in 1995                                                                              19,650               18,894

TRADENAMES, less accumulated amortization of $2,045 in 1996
    and $1,875 in 1995                                                                            4,063                4,234

OTHER ASSETS                                                                                      7,917                  552
                                                                                              ---------            ---------
                                                                                              $  90,394            $  80,859
                                                                                              =========            =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
    Short-term borrowings                                                                     $    --              $     943
    Current maturities of long-term debt                                                            364                2,497
    Accounts payable and accrued expenses                                                         7,290                8,689
    Deferred revenue                                                                              3,969                4,123
    Customer deposits                                                                             2,813                1,750
                                                                                              ---------            ---------
                 Total current liabilities                                                       14,436               18,002
                                                                                              ---------            ---------

LONG-TERM LIABILITIES:
    Long-term debt                                                                                4,370                4,862
    Other long-term liabilities                                                                   2,503                3,048
    Deferred income taxes                                                                        10,457                9,309
                                                                                              ---------            ---------
                 Total long-term liabilities                                                     17,330               17,219
                                                                                              ---------            ---------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000 authorized shares; none outstanding                    --                   --
    Common stock, $0.01 par value; 12,000 authorized shares; 5,835 issued
       in 1996 and 4,466 issued in 1995                                                              58                   45
    Additional paid-in capital                                                                  133,251              120,763
    Accumulated deficit                                                                         (74,596)             (72,222)
    Minimum pension liability adjustment                                                           --                 (2,863)
                                                                                              ---------            ---------
                                                                                                 58,713               45,723
    Less- Treasury stock - 7 shares in 1996 and 1995 at cost                                        (85)                 (85)
                                                                                              ---------            ---------
                 Total shareholders' equity                                                      58,628               45,638
                                                                                              ---------            ---------
                                                                                              $  90,394            $  80,859
                                                                                              =========            =========

       The accompanying notes to financial statements are an integral part of these balance sheets.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (000's omitted, except earnings per share data)

                                                                               1996          1995           1994
                                                                            ----------    ----------     ----------
                                                                                    (Restated)
REVENUES:
    Monitoring and service                                                  $   35,656    $   37,912     $   39,747
    Installation                                                                10,986         8,901          8,425
    Franchise royalties, product sales and other                                 4,782         4,008          3,230
                                                                            ----------    ----------     ----------
                 Total revenues                                                 51,424        50,821         51,402
                                                                            ----------    ----------     ----------

COST OF SALES (exclusive of depreciation expense shown below):
    Monitoring and service                                                      18,054        18,554         18,632
    Installation                                                                 5,831         3,971          3,595
    Franchise royalties, product sales and other                                 4,239         3,737          2,658
                                                                            ----------    ----------     ----------
                 Total cost of sales                                            28,124        26,262         24,885

SELLING, GENERAL AND ADMINISTRATIVE                                             14,989        16,668         15,051

DEPRECIATION AND AMORTIZATION                                                   10,574        10,390          9,736

NON-RECURRING CHARGE                                                               700         2,074             -
                                                                            ----------    ----------     ----------
                                                                                54,387        55,394         49,672
                                                                            ----------    ----------     ----------
                 Income (Loss) from operations                                  (2,963)       (4,573)         1,730

OTHER INCOME                                                                       282           247            193

INTEREST EXPENSE (net of interest income of $62 in 1996,
    $276 in 1995 and $70 in 1994)                                                 (537)         (721)          (941)
                                                                            ----------    ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                                               (3,218)       (5,047)           982

PROVISION (BENEFIT) FOR INCOME TAXES                                            (1,033)       (1,816)           578
                                                                            ----------    ----------     ----------

                 Net Income (Loss)                                          $   (2,185)   $   (3,231)    $      404
                                                                            ==========    ==========     ==========

EARNINGS (LOSS) PER COMMON SHARE:

    Net Earnings (Loss) per common share                                    $    (0.45)   $    (0.72)    $     0.11
                                                                            ----------    ----------     ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                              4,827         4,459          3,580
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

                                                                                          Minimum
                                                                         Additional       Pension
                                               Common      Treasury       Paid- In       Liability     Accumulated
                                               Stock         Stock         Capital       Adjustment      Deficit          Total
                                            ---------      ---------      ---------      ---------      ---------      ---------
BALANCE, January 1, 1994                    $  10,330      $     (85)     $ 101,978      $  (3,509)     $ (69,395)     $  39,319
    Net income for year                          --             --             --             --              404            404
    Proceeds from issuance of shares
       of common stock                          5,305           --            4,695           --             --           10,000
    Common stock issuance and other
       related costs                             --             --           (1,500)          --             --           (1,500)
    Change in minimum pension
       obligation (net of taxes of
       $155)                                     --             --             --              197           --              197
    Effect of reverse stock split             (14,518)          --           14,518           --             --             --
    Effect of change in par value              (1,072)          --            1,072           --             --             --
                                            ---------      ---------      ---------      ---------      ---------      ---------
BALANCE, December 31, 1994                         45            (85)       120,763         (3,312)       (68,991)        48,420
    Net loss for year (Restated)                 --             --             --             --           (3,231)        (3,231)
    Change in minimum pension
       obligation (net of taxes of
       $307)                                     --             --             --              449           --              449
                                            ---------      ---------      ---------      ---------      ---------      ---------
BALANCE, December 31, 1995 (Restated)              45            (85)       120,763         (2,863)       (72,222)        45,638
    Net loss for year (Restated)                 --             --             --             --           (2,185)        (2,185)
    Change in minimum pension
       obligation (net of taxes of
       $2,295)                                   --             --             --            2,863           --            2,863
    Proceeds from issuance of shares
       of common stock, net of
       expenses of $1,815                          12           --           12,089           --             --           12,101
    Issuance of shares to former
       stockholders of acquired company             1           --               (1)          --             (189)          (189)
    Fair value of warrants issued in
       connection with new Credit
       Facility                                  --             --              400           --             --              400
                                            ---------      ---------      ---------      ---------      ---------      ---------
BALANCE, December 31, 1996 (Restated)       $      58      $     (85)     $ 133,251      $    --        $ (74,596)     $  58,628
                                            =========      =========      =========      =========      =========      =========


       The accompanying notes to financial statements are an integral part of these statements.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (000's omitted)

                                                                              1996            1995             1994
                                                                          ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                              (Restated)
    Net Income (Loss)                                                     $   (2,185)      $   (3,231)      $      404
    Adjustments to reconcile net income (loss) to net cash provided by operating activities-
          Depreciation and amortization                                       10,574           10,390            9,736
          Provision for doubtful accounts                                       (146)             486              506
          Non-recurring charge                                                   700            2,074                -
          Deferred income taxes                                               (1,283)          (2,016)             484
          Changes in operating assets and liabilities-
              Increase in accounts receivable                                    (30)          (1,628)            (423)
              (Increase) decrease in inventories                                (837)              57              337
              Decrease in prepaid expenses and other current assets               97              559              957
              (Increase) decrease in other assets                             (1,165)              -                58
              (Decrease) increase in accounts payable and accrued
                 expenses                                                     (1,844)           1,840           (2,812)
              Increase (decrease) in customer deposits                         1,063             (696)             376
              Decrease in deferred revenue                                      (588)            (869)            (801)
              Decrease in pension and other liabilities                       (1,019)            (822)          (2,658)
                                                                          ----------       ----------       ----------
                 Net cash provided by operating activities                     3,337            6,144            6,164
                                                                          ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                  (9,428)          (7,494)          (7,361)
    Purchase of subscriber contracts                                              -                -            (1,840)
    Acquisition of businesses, net of cash acquired                           (3,185)              -                -
    Purchase of short-term investments                                            -            (6,601)          (5,486)
    Maturities of short-term investments                                       2,043            8,544            1,500
    Other                                                                         -               (50)              -
                                                                          ----------       ----------       ----------
                 Net cash used by investing activities                       (10,570)          (5,601)         (13,187)
                                                                          ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Credit Facility                                             11,996               -                -
    Payments on Credit Facility                                               (8,496)              -                -
    Payments for issuance costs related to debt obligation                      (568)              -                -
    Proceeds from secured note                                                    -                -             3,405
    Payments on secured note                                                  (6,188)          (2,250)          (3,681)
    Payments on other long-term debt                                            (114)            (210)            (449)
    Proceeds from issuance of common stock                                    13,916               -            10,000
    Transaction and other related costs                                       (1,815)              -            (1,500)
    (Repayments) proceeds from short-term borrowings                            (943)             943               -
                                                                          ----------       ----------       ----------
                 Net cash provided (used) by financing activities              7,788           (1,517)           7,775
                                                                          ----------       ----------       ----------
                 Net increase (decrease) in cash and cash equivalents            555             (974)             752

CASH AND CASH EQUIVALENTS, beginning of year                                     435            1,409              657
                                                                          ----------       ----------       ----------

CASH AND CASH EQUIVALENTS, end of year                                    $      990       $      435            1,409
                                                                          ==========       ==========       ==========

CASH PAYMENTS FOR:
    Interest                                                              $      636       $    1,016       $      992
    Income taxes                                                          $      301       $      167       $      155

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Capital lease obligations                                             $       -        $      234       $      302
    Issuance of warrants in connection with new Credit Facility           $      400       $       -        $       -
    Issuance of notes payable in connection with acquired businesses      $      179       $       -        $       -


         The accompanying notes to financial statements are an integral part of these statements.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

(a) Principles of Consolidation
    ---------------------------

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

(b) Restatement
    -----------

Effective January 1, 1995, the Company changed its method of accounting for installation revenue to record non-refundable payments received from customers upon the completion of the installation of Company-owned systems. Previous to this change, the Company deferred the difference between these payments and the estimated selling costs and amortized such difference over the initial term of the non-cancelable customer monitoring and service contract (generally five years) (the "Deferral Method"). Following discussions with the staff of the Division of Corporate Finance of the Securities and Exchange Commission, in connection with a Registration Statement filed by the Company, the Company has determined to restate its consolidated financial statements for the years ended December 31, 1996 and 1995 using the Deferral Method. Accordingly, the accompanying consolidated financial statements for the years ended December 31, 1996 and 1995 have been restated from those originally reported to reflect such determination. The Deferral Method of recording revenue had no impact on the Company's liquidity or cash flows. The following table provides selected summarized financial information illustrating the effect of the restatement on the Company's consolidated financial statements for the years ended December 31, 1996 and 1995.


                                                                December 31, 1996               December 31, 1995
                                                         -----------------------------   -----------------------------
                                                               As                               As
                                                           Originally          As           Originally          As
                                                            Reported        Restated         Reported        Restated
                                                         --------------   ------------   --------------    -----------
     Income Statement                                                             (000's omitted)
     ----------------
     Revenue                                             $     50,975    $     51,424    $     50,075    $     50,821
     Income (loss) before income taxes                         (3,667)         (3,218)         (5,793)         (5,047)
     Income (loss) before cumulative effect of change
         in accounting principle                               (2,452)         (2,185)         (3,674)         (3,231)
     Cumulative effect of change in accounting                     -               -            2,477              -
         principle
     Net income (loss)                                         (2,452)         (2,185)         (1,197)         (3,231)


                                                                December 31, 1996               December 31, 1995
                                                         -----------------------------   -----------------------------
                                                               As                               As
                                                           Originally          As           Originally          As
                                                            Reported        Restated         Reported         Restated
                                                         --------------   ------------   --------------    -----------
                                                                                (000's omitted)
     Earnings (loss) per common share:
         Before cumulative effect of change in
            accounting principle                         $       (.51)   $       (.45)   $       (.82)   $       (.72)
         Cumulative effect of change in accounting
            principle                                               -               -             .55               -
         Net loss                                                (.51)           (.45)           (.27)           (.72)

     Balance Sheet
     -------------

     Current assets                                            10,989          11,566          11,297          11,948
     Current liabilities                                       13,160          14,436          16,543          18,002
     Long-term liabilities                                     16,262          17,330          15,993          17,219
     Shareholders' equity                                      60,395          58,628          47,672          45,638


(c)   Revenue Recognition
      -------------------

The Company's subsidiaries design, install, service and monitor security alarm systems, which are either sold outright ("customer owned") or the Company retains title to the equipment ("Company owned"). Installation revenue, and related cost under customer owned contracts, is recognized upon completion of installation. In contracts relating to Company-owned equipment, an amount equal to the estimated selling cost is recognized upon completion of the installation, and the remaining revenue is deferred and recognized over the term of the initial contract (generally 5 years). In both cases, revenue from monitoring and servicing activities is recognized on a straight-line basis over the life of the contract.

(d)   Allowance for Doubtful Accounts
      -------------------------------

Management reviews the collectibility of accounts receivables on a regular basis. Amounts, if any, which are determined to be uncollectible are provided for in the financial statements in the period such determination is made.

(e)   Fixed Assets
      ------------

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

(f)   Subscriber Contracts
      --------------------

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

(g) Tradenames
    ----------

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

(h) Inventories
    -----------

Inventories consist primarily of parts used in the installation and repair of equipment on subscribers' premises and equipment sold to franchise dealers. Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Inventories as of December 31, 1996 and 1995 consist of the following (000's omitted):


                                                 1996        1995
                                                 ----        ----

                   Materials                  $   1,749    $ 1,390
                   Work-in-process                1,046        533
                                              ---------    -------
                                              $   2,795    $ 1,923
                                              =========    =======


(i) Cash and Cash Equivalents
    -------------------------

Cash equivalents consist principally of short-term investments having original maturities of 90 days or less, and are carried at cost, which approximates market.

(j)  Short-Term Investments
     ----------------------

Short-term investments consisted primarily of short-term U.S. Government obligations ($1,853,000 at December 31, 1995), which had an original maturity of greater than 90 days, as well as certificates of deposit ($190,000 at December 31, 1995). All such investments matured during 1996.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires the classification of debt and equity securities based on whether the securities will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of shareholders' equity, depending on the ultimate classification. The Company adopted the provisions of this statement effective January 1, 1994, the adoption of which had no impact on the Company's consolidated financial statements. As of December 31, 1995, all short-term investments used as part of the Company's investment management have been classified as held to maturity. These investments are stated at cost which approximates market. Interest is accrued as earned.

(k)  Stock-Based Compensation
     ------------------------

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

During 1996, Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," became effective for the Company. SFAS No. 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, SFAS No. 123 allows companies currently applying APB No. 25 to continue using that method. The Company has therefore elected to continue applying the intrinsic value method under APB No. 25. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 8 for additional discussion.

(l)  Income Taxes
     ------------

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

(m)  Long-Lived Assets
     -----------------

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

(n)  Earnings Per Share
     ------------------

Earnings per common share calculations are based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents outstanding. All earnings per share amounts have been adjusted to give effect of the reverse stock split (Note 7).

(o)  Use of Estimates
     ----------------

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

2.   ACQUISITIONS
     ------------

In September 1996, the Company acquired an alarm monitoring company using the pooling of interest method. In connection with this acquisition 103,805 shares were exchanged for all the outstanding stock of the acquired company. The consolidated financial statements of the Company have not been restated to reflect the impact of the pooling of interests as such amounts are immaterial.

In addition, during the forth quarter of 1996, the Company acquired five alarm companies for an aggregate purchase price of $3,364,000. These acquisitions are accounted for using the purchase method. Accordingly, the purchase price was allocated based on their estimated values and the results of operations of the acquired entities have been included in the accompanying consolidated statements of operations from the respective dates of the acquisition. The results of operations for these acquisitions were not significant to the consolidated financial statements of the Company.

3.   INFORMATION TECHNOLOGY SERVICES AGREEMENT
     -----------------------------------------

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

PremiTech is a limited partner of the Investor (see Note 7), holding a partnership interest equivalent to approximately 5% of the Company's common stock. Payments made to PremiTech for managing the Company's data processing, communications and certain administrative functions amounted to $4,772,000 during 1996 and $3,073,000 during 1995. (See "Subsequent Event" Note 14).

4.   NON-RECURRING CHARGE
     --------------------

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

In 1996, the Company recorded a non-recurring charge of $700,000. This charge consists of (i ) $387,000 for additional severance and related benefits resulting from delays in the Company's consolidation, (ii) $163,000 for severance and related benefit costs associated with additional staff reductions in connection with the restructuring of the operations and (iii) $150,000 for the settlement of an outstanding legal matter. These employees have been terminated or notified at December 31, 1996. At December 31, 1996, the reserve for severance and related benefit costs was $863,000. The Company anticipates completing its consolidation in February 1997.

5.  FIXED ASSETS
    ------------
Fixed assets as of December 31, 1996 and 1995 consist of the following (000's omitted):

                                                    1996           1995
                                                ------------   ------------

      Subscriber installation costs             $    103,903   $     97,558
      Central station and other equipment             10,051          9,588
      Leasehold improvements                           5,955          4,087
      Furniture and fixtures                           1,038            917
      Construction in progress                         1,009            615
                                                ------------   ------------
                                                     121,956        112,765
      Less- Accumulated depreciation                 (74,758)       (67,534)
                                                ------------   ------------
                                                $     47,198   $     45,231
                                                ============   ============

Depreciation expense relating to cost of sales is $6,428,000, $6,378,000 and $6,507,000 for 1996, 1995 and 1994, respectively.

6.  DEBT
    ----

Short-Term Borrowings
---------------------

Short-term borrowings of $943,000 at December 31, 1995 consisted of borrowings from a margin account, which were secured against the value of the securities in the Company's short term investment account. The weighted average interest rate on the outstanding balances during 1995 was 8%.

Long-Term Debt
--------------

At December 31, 1996 and 1995, the Company had the following long-term indebtedness outstanding (000's omitted):

                                                         1996          1995
                                                       ---------    ---------

       Credit Facility                                 $   3,500    $       -
       Term Note                                               -        6,188
       Capital lease obligations, interest rates
           ranging from 9.0% to 12.6%, maturing
           through August 2000                               896          981
       Other                                                 338          190
                                                       ---------    ---------
                                                           4,734        7,359
       Less- Current portion                                 364        2,497
                                                       ---------    ---------
                                                       $   4,370    $   4,862
                                                       =========    =========

The maturities of long-term debt due within the next five years are as follows (000's omitted):

                                              1996
                                           ---------
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

On August 30, 1996, the Company entered into a new credit agreement (the "Credit Agreement") and further amended and restated this agreement on December 31, 1996 with Merita Bank Ltd. and Bank of Boston Connecticut (together, the "New Banks") pursuant to which the New Banks have agreed, subject to the terms and conditions set forth therein, to provide a two-year $25 million revolving credit facility to the Company, the borrowings of which automatically converts into a five-year term loan on September 30, 1998 (the "Credit Facility").

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

7.  COMMON STOCK
    ------------

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

Changes in common stock outstanding are as follows (000's omitted):

                                                   Common Stock     Treasury
                                                                      Stock

    January 1, 1994                                     2,951              7
        Additions - Sales of common stock               1,515              -
                                                     --------       --------
    December 31, 1994                                   4,466              7
        Additions                                          -               -
                                                     --------       --------
    December 31, 1995                                   4,466              7
        Additions - Sales of common stock               1,265              -
        Additions - Common stock issued for an
        acquisition                                       104              -
                                                     --------       --------
    December 31,1996                                    5,835              7
                                                     ========       ========

8.  STOCK OPTIONS
    -------------

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

During 1995, the Company adopted the 1996 Stock Incentive Plan (the "Plan"), which permits the issuance of incentive stock options, no qualified stock options and restricted stock. The Plan provides for the granting of up to 2,000,000 shares of the Company's common stock. Pursuant to the terms and conditions of the Plan, 300,000 and 702,500 options to purchase common stock were granted during 1995 and 1996, respectively, at exercise prices ranging from $5.50 to $12.00 per share. At December 31, 1996, options to purchase 465,500 shares of common stock were exercisable. Each option issued under the Plan vests at a rate and expires on a date designated by the Compensation Committee of the Board of Directors.

The Company accounts for awards granted to employees and directors under APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                                      1996           1995
                                                  ------------  ------------
                                                           (Restated)

      Net loss:              As reported          $(2,185,000)  $(3,231,000)
                             Pro forma             (2,444,000)   (3,630,000)

      Loss per share:        As reported          $     (0.45)  $     (0.72)
                             Pro forma                  (0.51)        (0.81)


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

Option activity for the three years ended December 31, 1996 is as follows:

                                                                    Weighted
                                                                    Average
                                                     Number         Exercise
                                                    of Shares        Price
                                                   ----------       --------
    Options outstanding, January 1, 1994             247,928         $12.54

        Granted                                       73,930         $ 7.28
        Canceled                                     (29,515)        $13.97
        Exercised                                          -              -
                                                   ---------         ------

    Options outstanding, December 31, 1994           292,343         $11.07

        Granted                                      308,854         $ 5.57
        Canceled                                     (56,672)        $ 7.28
        Exercised                                          -              -
                                                   ---------         ------

    Options outstanding, December 31, 1995           544,525         $ 8.34

        Granted                                      702,500         $ 9.00
        Canceled                                     (47,664)        $ 7.28
        Exercised                                          -              -
                                                   ---------         ------

    Options outstanding, December 31, 1996         1,199,360         $ 8.77
                                                   =========         ======

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

The following table summarized information with respect to stock options outstanding at December 31, 1996:

                                      Options Outstanding                           Options Exercisable
                            -----------------------------------------------    -----------------------------
                               Number of        Weighted                         Number of
                                Options          Average                          Options          Weighted
                            Outstanding at      Remaining      Weighted        Exercisable at       Average
          Range of            December 31,     Contractual      Average          December 31,       Exercise
       Exercise Prices            1996            Life       Exercise Price          1996             Price
      --------------------- --------------     -----------   --------------    --------------      ---------
       $  5.50 - $ 8.25          629,431           6.0           $ 6.33           401,000           $ 5.76
       $  8.26 - $12.39          404,500           9.0           $10.44            64,500            10.40
       $ 12.40 - $13.97          165,429           5.0           $13.97                 -                -
       $  5.50 - $13.97        1,199,360           6.9           $ 8.77           465,500             6.40

9.   INCOME TAXES

Income tax provision (benefit) include current and deferred taxes as follows (000's omitted):

                                      For the Years Ended December 31
                                   --------------------------------------
                                     1996          1995            1994
                                   --------     ---------       ---------
                                          (Restated)
     Current:
         Federal                   $      -      $      -        $      -
         State                          250           200              94
                                   --------     ---------       ---------
                                        250           200              94
                                   --------     ---------       ---------
     Deferred:
         Federal                       (943)       (1,461)            301
         State                         (340)         (555)            183
                                   --------     ----------      ---------
                                     (1,283)       (2,016)            484
                                   --------     ----------      ---------
                                   $ (1,033)    $  (1,816)      $     578
                                   ========     =========       =========

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at December 31 (000's omitted):

                                                             1996         1995
                                                          --------     --------
                                                                 (Restated)
   Current deferred tax asset:
       Accrued expenses                                   $    119     $    414
       Deferred revenue                                        577          651
       Allowance for doubtful accounts                         395          589
       Other                                                   (48)         145
                                                          --------     --------
                 Net current deferred tax asset              1,043        1,799
                                                          --------     --------

   Noncurrent deferred tax liability:
       Fixed assets                                        (12,017)     (11,867)
       Subscriber contracts                                 (5,645)      (4,990)
       Net operating loss carryforward                       9,569        7,418
       Deferred revenue                                        880          988
       Prepaid pension                                      (2,176)          -
       Accrued expenses and other                           (1,068)        (858)
                                                          --------     --------
                 Net noncurrent deferred tax liability     (10,457)      (9,309)
                                                          --------     --------
                 Net deferred tax liability               $ (9,414)    $ (7,510)
                                                          ========     ========

The tax expense allocated to shareholders' equity related to the change in the minimum pension obligation was $2,295,000, $307,000 and $155,000 in 1996, 1995
and 1994, respectively. Reconciliation of tax at the U.S. statutory income tax rate of 34% to the provision (benefit) for income taxes was as follows (000's omitted):

                                            1996          1995         1994
                                            ----          ----         ----
                                                 (Restated)
     U.S. statutory rate                 $(1,094)      $  (1,716)    $     334
     Nondeductible amortization               58              58            58
     State income taxes                      (30)           (185)          163
     Other                                    33              27            23
                                         -------       ---------     ---------
               Tax provision (benefit)   $(1,033)      $  (1,816)    $     578
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

10.  PENSION PLANS
     -------------

The Company covers approximately 15 percent of its employees under two defined benefit pension plans which were frozen at June 30, 1987. The benefits under these plans are based upon compensation levels and length of service. The pension plans are being funded in accordance with the Employee Retirement Income Security Act of 1974.

The components of net periodic pension cost were as follows:

                                                        1996           1995
  Components:
      Service cost - benefits earned during period   $      150     $      150
      Interest cost on projected benefit obligation       1,552          1,623
      Actual return on assets                            (2,551)        (3,174)
      Net amortization and deferral                         973          1,795
                                                     ----------     ----------
                   Net periodic pension cost         $      124     $      394
                                                     ==========     ==========

  Assumptions:
      Discount rate for benefit obligations                 7.5%           7.5%
      Expected long-term rate of return on assets           8.5%           8.5%

The following table sets forth the funded status of the plans at September 30, 1996 and 1995 and amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995, respectively (000's omitted):

                                                                   1996                   1995
                                                               -----------    ---------------------------
                                                                   Over           Over           Under
                                                                  Funded         Funded          Funded
                                                                  Plans           Plan            Plan
                                                               -----------    -----------     -----------
        Vested benefits                                        $   (20,917)   $    (1,601)    $   (19,838)
                                                               ===========    ===========     ===========
        Accumulated benefit obligation                         $   (20,970)   $    (1,603)    $   (19,892)
                                                               -----------    -----------     -----------
        Project benefit obligation                                 (20,970)        (1,603)        (19,892)
        Plan assets at fair value                                   21,964          1,645          18,871
                                                               -----------    -----------     -----------
                  Plan assets in excess of (less than)
                      projected benefit obligation                     994             42          (1,021)
                                                               -----------    -----------     -----------
        Unrecognized net (gain) loss                                 4,472            602           5,164
        Unrecognized prior service cost                                 -              -               -
        Unrecognized net transition obligation (asset)                  (2)           (10)             (5)
        Fourth quarter contribution                                    146             18             203
        Adjustment required to recognize minimum liability
                                                                        -              -           (5,159)
                                                               -----------    -----------     -----------
                  Prepaid (accrued) pension cost recognized
                      in the balance sheet                     $     5,610    $       652     $      (818)
                                                               ===========    ===========     ===========

Pension plan assets are primarily invested in corporate common stocks and bonds and U.S. government securities.

11.  SUPPLEMENTARY FINANCIAL  STATEMENT DATA
     ---------------------------------------
                                                          1996          1995
                                                       ---------     ---------
                                                              (Restated)
                                                            (000's omitted)
      Prepaid expenses and other:
          Deferred tax assets                          $   1,043     $   1,799
          Prepaid pension cost                               250           652
          Other                                            1,155            99
                                                       ---------     ---------
                                                       $   2,448     $   2,550
                                                       =========     =========

      Other Assets:
          Prepaid pension cost                         $   5,360     $      -
          Other                                            2,557           552
                                                       ---------     ---------
                                                       $   7,917     $     552
                                                       =========     =========

      Accounts payable and accrued expenses:
          Accounts payable                             $   4,090     $   3,975
          Accrued pension                                    162           740
          Accrued severance                                  792         1,020
          Accrued expenses                                 2,246         2,954
                                                       ---------     ---------
                                                       $   7,290     $   8,689
                                                       =========     =========

                                                          1996          1995
                                                       ---------     ---------
                                                            (000's omitted)
          Other:
              Deferred installation revenue            $   1,948     $   2,214
              Other long-term liabilities                    555           834
                                                       ---------     ---------
                                                       $   2,503     $   3,048
                                                       =========     =========

12.  COMMITMENTS AND CONTINGENCIES

The Company conducts its operations principally from leased facilities and has entered into capital lease arrangements for certain fixed assets. Future minimum lease payments with respect to leases in effect at December 31, 1996 are as follows (000's omitted):

                                                    Capital       Operating

        1997                                       $     308      $  1,497
        1998                                             296         1,380
        1999                                             294         1,147
        2000                                             146           767
        2001                                              -            644
        Thereafter                                        -          1,016
                                                   ---------      --------
                                                       1,044      $  6,451
                                                                  ========
        Less-Amount representing interest                148
                                                   ---------
                                                   $     896
                                                   =========

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

The Company has entered into employment agreements with certain of its employees. Termination of employment for reasons other than (i) "Cause" (ii) such employee's "Disability" (each defined in the employment agreements), (iii) the employee's death, incompetence or bankruptcy or (iv) the expiration of the term of the employment agreement will obligate the Company to pay the employee's salary for a period of twelve months and maintain certain benefits. The amount of this obligation would be approximately $595,000. In addition, the employment agreements grant these employees the right to receive their respective salaries and certain other benefits for a period of twelve months if the Company terminates any of such employees within twelve months of a change in control of the Company (as defined). Upon a change in control, the salary obligation would result in an aggregate payment of approximately $595,000 based upon such employees 1996 salary.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     -----------------------------------

The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995:

                                                                       Three Months Ended
                                                                          (Restated)
                                          ----------------------------------------------------------------------
                                           March 31           June 30           September 30         December 31
                                          --------            --------            --------            --------
                                                              (000's omitted, except per share data)
   1996:
      Revenue                             $ 12,305            $ 12,350            $ 13,159            $ 13,610
      Gross profit                           5,876               5,970               5,919               5,535
      Net income (loss)                       (245)               (388)               (639)               (913)
                                          --------            --------            --------            --------
      Earnings (loss) per share           $  (0.05)           $  (0.09)           $  (0.13)           $  (0.15)
                                          ========            ========            ========            ========
                                                                       Three Months Ended
                                                                          (Restated)
                                          ----------------------------------------------------------------------
                                           March 31           June 30           September 30         December 31
                                          --------            --------            --------            --------
                                                              (000's omitted, except per share data)
   1995:
      Revenue                             $ 12,704           $ 12,749            $ 12,785            $ 12,583
      Gross profit                           6,525              6,365               6,003               5,666
      Net income (loss)                         76               (520)               (912)             (1,875)
                                          --------           --------            --------            --------
      Earnings (loss) per share           $    .02           $  (0.12)           $  (0.20)           $  (0.42)
                                          ========           ========            ========            ========

14.  SUBSEQUENT EVENT
     ----------------

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

15.  OTHER EVENTS
     ------------

As set forth in the Company's third-quarter report on Form 10-Q, as of September 30, 1997, the Company has $1 million of borrowing capacity remaining under its bank credit agreement and was not in compliance with certain of the financial covenants contained therein. The banks have waived such noncompliance for periods prior to or ending on that date.

Subsequently, management determined that the Company was not in compliance as of October 31, 1997, with certain of the financial covenants contained in the credit agreement referred to above, and does not expect that it will be in compliance with those covenants for November and December 1997. Accordingly, the Company has obtained waivers from its banks waiving such noncompliance through and including December 31, 1997.

The Company does not presently have any remaining loan availability under the above credit agreement, and the Company is continuing its discussions with the banks with regard to additional financing required to meet its short-term operating and working capital needs. The Company is also in discussions with its banks to amend the credit agreement covenants.

The Company's independent public accountants, Arthur Andersen LLP, have informed the Company that, if the Company is unable to obtain additional financing and amend its present credit agreement, its report on the financial statements for the year ending December 31, 1997 may be modified because of substantial doubt about the Company's ability to continue as a going concern.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES


                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (000's omitted)



                                              Charged
                              Balance at      to Costs       Charged                           Balance at
                              Beginning         and          to Other          (A)               End of
      Description             of Period       Expenses       Accounts       Deductions           Period
      -----------             ---------       --------       --------       ----------           ------
 Allowance for doubtful
    accounts:
       December 31-
          1996                $   1,340        $ (146)        $    -         $   (221)         $     973
          1995                    1,315           486              -             (461)             1,340
          1994                    1,240           506              -             (431)             1,315



      (A) Deductions represent the net effect of write-offs and recoveries.

                                   SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     HOLMES PROTECTION GROUP, INC.


                                     By: /s/ George V. Flagg
                                         -------------------------------------
                                         George V. Flagg
                                         President and Chief Executive Officer
Date:   December 29 , 1997