Form 10-Q/A
period 1997-03-31
HOLMES PROTECTION GROUP INC
filed 1997-12-29
CIK 926764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No____

Number of shares of Common Stock, par value $.01 per share, outstanding as of May 13, 1997: 5,872,537.

         Certain statements in this Quarterly Report on Form 10-Q/A constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; cancellation rates of subscribers; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans; the Company's indebtedness; availability, terms and deployment of capital; availability of qualified personnel; and other factors detailed in the Company's Annual Report on Form - 10K/A for the fiscal year ended December 31, 1996.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
            FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                      INDEX

PART I FINANCIAL INFORMATION                                                                 PAGE NO.
Item 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Operations for the three-month periods ended
         March 31, 1997 and 1996.................................................................4

         Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996..................5

         Consolidated Statements of Cash Flows for the three-month periods ended
         March 31, 1997 and 1996.................................................................6

         Notes to Financial Statements...........................................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................9

PART II OTHER INFORMATION

Item 6.  EXHIBITS ...............................................................................12

         Signatures..............................................................................13


Part 1 - Financial Information

Item 1.  Financial Statements

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (000's omitted, except earnings per share data)
                                  (Unaudited)

                                                                                               Three Months Ended
                                                                               ----------------------------------------------------
                                                                                   March 31,                         March 31,
                                                                                     1997                              1996
                                                                               ------------------                ------------------
                                                                                                    (Restated)
REVENUES:
       Monitoring and service                                                  $           9,327                 $           9,093
       Installation                                                                        3,072                             2,232
       Franchise royalties, product sales and other                                        1,301                               980
                                                                               ------------------                ------------------
                               Total revenues                                             13,700                            12,305
                                                                               ------------------                ------------------

COST OF SALES:
       Monitoring and service                                                              4,762                             4,552
       Installation                                                                        1,848                               972
       Franchise royalties, product sales and other                                        1,125                               905
                                                                               ------------------                ------------------
                               Total cost of sales                                         7,735                             6,429
                                                                               ------------------                ------------------

Selling, general and administrative                                                        5,336                             3,195
Depreciation and amortization                                                              2,668                             2,663
Non-recurring charge                                                                       1,500                                 -
                                                                               ------------------                ------------------
                                                                                          17,239                            12,287

               Income (Loss) from operations                                              (3,539)                               18

Other income (expense)                                                                        54                                11

Interest expense, net                                                                       (214)                             (184)
                                                                               ------------------                ------------------


Income (Loss) before income taxes                                                         (3,699)                             (155)

Provision (Benefit) for income taxes                                                      (1,110)                               90
                                                                               ------------------                ------------------


               Net Income (Loss)                                               $          (2,589)                $            (245)
                                                                               ==================                ==================


Earnings (Loss) per common share:                                              $           (0.44)                $           (0.05)
                                                                               ==================                ==================

Weighted Average Shares Outstanding                                                        5,828                             4,459
                                                                               ==================                ==================

                            (See accompanying notes.)

                            HOLMES PROTECTION GROUP,
                             INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)



                                                                                    March 31,                  December 31,
                                                                                      1997                         1996
                                                                               --------------------         -------------------
                                                                                   (Unaudited)
                                                                                                   (Restated)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $                 179        $                990
  Accounts receivable, less allowance for doubtful accounts of
    $967 in 1997 and $973 in 1996                                                            6,172                       5,333
  Inventories                                                                                2,585                       2,795
  Prepaid expenses and other                                                                 3,152                       2,448
                                                                               --------------------         -------------------
               Total current assets                                                         12,088                      11,566
                                                                               --------------------         -------------------

FIXED ASSETS, net                                                                           47,686                      47,198
SUBSCRIBER CONTRACTS, at cost, less accumulated amortization
    of $27,575 in 1997 and $25,137 in 1996                                                  22,898                      19,650
TRADENAMES, less accumulated amortization of $2,088 in 1997 and
    $2,045 in 1996                                                                           4,022                       4,063
OTHER ASSETS                                                                                 7,960                       7,917
                                                                               --------------------         -------------------
                                                                             $              94,654        $             90,394
                                                                               ====================         ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                       $                 562        $                364
  Accounts payable and accrued expenses                                                      8,094                       7,290
  Deferred revenue                                                                           4,793                       3,969
  Customer deposits                                                                          2,719                       2,813
                                                                               --------------------         -------------------
               Total current liabilities                                                    16,168                      14,436
                                                                               --------------------         -------------------

LONG-TERM LIABILITIES:
  Long-term debt                                                                            10,785                       4,370
  Other long-term liabilities                                                                2,390                       2,503
  Deferred income taxes                                                                      9,272                      10,457
                                                                               --------------------         -------------------
               Total long-term liabilities                                                  22,447                      17,330
                                                                               --------------------         -------------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000 authorized; none outstanding                           -                           -
  Common stock, $0.01 par value; 12,000 authorized shares; 5,835
      issued in 1997 and in 1996                                                                58                          58
  Additional paid-in capital                                                               133,251                     133,251
  Accumulated deficit                                                                     (77,185)                    (74,596)
                                                                               --------------------         -------------------
                                                                                            56,124                      58,713
  Less- Treasury stock - 7 shares in 1997 and 1996 at cost                                    (85)                        (85)
                                                                               --------------------         -------------------
               Total shareholders' equity                                                   56,039                      58,628
                                                                               --------------------         -------------------
                                                                             $              94,654        $             90,394
                                                                               ====================         ===================



                           (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (Unaudited)

                                                                                            Three Months Ended
                                                                                        ----------------------------
                                                                                         March 31,         March 31,
                                                                                           1997              1996
                                                                                        ----------        ----------
                                                                                                 (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                                   $ (2,589)         $    (245)
    Adjustments to reconcile net income (loss) to cash provided by operating activities -
           Depreciation and amortization                                                    2,668              2,663
           Provision for doubtful accounts                                                     15                 54
           Non-recurring charge                                                             1,500                  -
           Deferred income taxes                                                          (1,185)                 40
           Changes in operating assets and liabilities -
              (Increase) decrease in accounts receivable                                    (772)                 71
              Decrease in inventories                                                         247                 83
              Increase in prepaid expenses and other current assets                         (698)              (183)
              Decrease in accounts payable and accrued expenses                             (770)            (1,081)
              (Decrease) increase in customer deposits                                       (94)                136
              Increase in deferred revenue                                                    573                633
              Decrease in pension and other liabilities                                     (105)              (115)
                                                                                        ----------        -----------
              Net cash (used) provided by operating activities                            (1,210)              2,056
                                                                                        ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                              (2,223)            (2,670)
    Acquisition of businesses, net of cash acquired                                       (3,640)                  -
    Maturities of short-term investments                                                        -              2,043
                                                                                        ----------        -----------
               Net cash used by investing activities                                      (5,863)              (627)
                                                                                        ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt obligations                                                          6,500                  -
    Payments on secured note and other long-term debt                                           -              (659)
    Payment on other long-term debt                                                         (238)                  -
    Payment on short-term borrowings                                                            -              (943)
                                                                                        ----------        -----------
               Net cash provided (used) by financing activities                             6,262            (1,602)
                                                                                        ----------        -----------

               Net decrease in cash and cash equivalents                                    (811)              (173)

CASH AND CASH EQUIVALENTS, beginning of period                                                990                435
                                                                                        ----------        -----------

CASH AND CASH EQUIVALENTS, end of period                                                $     179         $      262
                                                                                        ==========        ===========

CASH PAYMENTS FOR:
     Interest                                                                           $     170         $      166
     Income taxes                                                                       $     205         $      107

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of notes payable in connection with acquired businesses                   $     350         $       --


                            (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      Notes to Interim Financial Statements

Note 1  Restatement

         Effective January 1, 1995, the Company changed its method of accounting for installation revenue with respect to the recording of non-refundable payments received from customers upon the completion of the installation of Company owned systems. Previous to this change, the Company deferred the difference between these payments and the estimated selling costs and amortized such difference over the initial term of the non-cancelable customer monitoring and service contract (generally five years) (the "Deferral Method"). Following discussions with the staff of the Division of Corporation Finance of the Securities and Exchange Commission, in connection with a Registration Statement filed by the Company, the Company has determined to restate its consolidated financial statements for the interim periods of 1997 and the years ended December 31, 1996 and 1995 using the Deferral Method. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect such determination. This Deferral Method of recording revenue had no impact on the Company's liquidity or cash flows. The following table provides selected summarized financial information illustrating the effect of the restatement on the Company's consolidated financial statements for the three months ended March 31, 1997 and March 31,1996:

                                                      March 31, 1997                      March 31, 1996
                                             --------------------------------      -------------------------------
                                                As Originally                       As Originally
                                                   Reported       As Restated          Reported      As Restated
         ---------------------------------------------------------------------------------------------------------
         Revenue                                    $13,650           $13,700           $12,292          $12,305

         Loss before income taxes                    (3,749)           (3,699)             (168)            (155)

         Net Loss                                    (2,624)           (2,589)             (253)            (245)

         Loss per common share                       (0.45)             (0.44)            (0.06)           (0.05)
         ----------------------------------------------------------------------------------------------------------

Note 2  Financial Statements

         The restated consolidated statements of operations and statements of cash flows for the three-month periods ended March 31, 1997 and 1996 and the restated balance sheet as of March 31, 1997 have been prepared by Holmes Protection Group, Inc. ("Holmes" or "the Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission. Results of operations for the three-months ended March 31, 1997 are not necessarily indicative of the operating results expected for the full year. Interim statements are prepared on a basis consistent with year-end statements.

         In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of the operations of the Company. All such adjustments are of a normal recurring nature.

Note 3 Outsourcing Agreement Termination

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

Note 4 Acquisitions

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


Note 5 Recently Issued Accounting Standards

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement

Effective January 1, 1995, the Company changed its method of accounting for installation revenue with respect to the recording of non-refundable payments received from customers upon the completion of the installation of Company owned systems. Previous to this change, the Company deferred the difference between these payments and the estimated selling costs and amortized such difference over the initial term of the non-cancelable customer monitoring and service contract (generally five years) (the "Deferral Method"). Following discussions with the staff of the Division of Corporation Finance of the Securities and Exchange Commission, in connection with a Registation Statement filed by the Company, the Company has determined to restate its consolidated financial statements for the interim periods of 1997 and the years ended December 31, 1996 and 1995 using the Deferral Method. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect such determination. This Deferral Method of recording revenue had no impact on the Company's liquidity or cash flows.

First Quarter 1997 Compared to First Quarter 1996

         Revenues increased $1.4 million (11.3%) to $13.7 million in the first quarter of 1997 from $12.3 million in the first quarter of 1996. This increase was primarily attributable to an increase in installation revenue of $0.8 million (37.6%) from $2.2 million in the first quarter of 1996 to $3.1 million in the first quarter of 1997. Increased revenues from the One Service business and growth in the Company's recurring revenue base also contributed to the increase. The Company's annual recurring revenue base increased from $35.0 million at December 31, 1996 to $36.1 million at March 31, 1997 as a result of the Company's increased sales efforts and recurring revenues acquired during the fourth quarter of 1996 and the first quarter of 1997. The recurring revenue base at March 31, 1996 was $35.2 million.

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

Income (Loss) from operations reflected a loss of $3.5 million for the first quarter of 1997 compared to income of $18,000 for the first quarter of 1996, primarily as a result of the investment the Company has made in selling and marketing costs and the non-recurring charge, as described above.

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

The forgoing information under this caption "Future Commitments and Cash Equivalents" is set forth as of May 14, 1997, the date of filing of the Form 10-Q being amended by this Form 10-Q/A. For current information relating to the Company's liquidity and other matters set forth under such captions, see the Company's Form 10-Q/A for the quarterly period ended September 30, 1997.

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

                                    HOLMES PROTECTION GROUP, INC.
                                    -----------------------------
                                             (Registrant)


Date: December 29, 1997             /s/ George V. Flagg
                                    George V. Flagg
                                    President and Chief Executive Officer




Date: December 29, 1997             /s/ Lawrence R. Irving
                                    Lawrence R. Irving
                                    Vice President - Finance