Form 10-Q/A
period 1997-06-30
HOLMES PROTECTION GROUP INC
filed 1997-12-29
CIK 926764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         Commission file number 0-24510
                                               ---------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Number of shares of Common Stock, par value $.01 per share, outstanding as of August 12, 1997: 6,315,791.

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

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
            FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                      INDEX

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

         Notes to Financial Statements....................................................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................10

PART II OTHER INFORMATION

Item 6.  EXHIBITS ........................................................................................13

         Signatures.......................................................................................14



Part 1 - Financial Information

Item 1.  Financial Statements

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (000's omitted, except earnings per share data)
                                   (Unaudited)

                                                                     Three Months Ended                  Six Months Ended
                                                                 -----------------------------      ----------------------------
                                                                    June 30,         June 30,         June 30,         June 30,
                                                                     1997             1996             1997              1996
                                                                 -------------    ------------       ----------      -----------
                                                                           (Restated)                        (Restated)
REVENUES:
    Monitoring and service                                       $      9,683     $    8,919         $  19,010       $   18,012
    Installation                                                        5,360          2,422             8,432            4,654
    Franchise royalties, product sales and other                        1,541          1,009             2,842            1,989
                                                                 -------------    -----------        ----------      -----------
                            Total revenues                             16,584         12,350            30,284           24,655

COST OF SALES (exclusive of depreciation
 and amortization shown below):
    Monitoring and service                                              4,999          4,318             9,761            8,869
    Installation                                                        3,229          1,144             5,077            2,117
    Franchise royalties, product sales and other                        1,214            918             2,339            1,823
                                                                 -------------    -----------        ----------      -----------
                            Total cost of sales                         9,442          6,380            17,177           12,809

Selling, general and administrative                                     5,693          3,649            11,029            6,844
Depreciation and amortization                                           2,795          2,769             5,463            5,432
Non-recurring charge                                                        -              -             1,500                -
                                                                 -------------    -----------        ----------      -----------
                                                                       17,930         12,798            35,169           25,085

               Loss from operations                                   (1,346)          (448)            (4,885)            (430)

Other income                                                                4              -                58               11

Interest expense, net                                                   (346)          (134)              (560)            (318)
                                                                 -------------    -----------        ----------      -----------


Loss before income taxes                                              (1,688)          (582)            (5,387)            (737)

Benefit  for income taxes                                               (506)          (194)            (1,616)            (104)
                                                                 -------------    -----------        ----------      -----------


            Net Loss                                             $    (1,182)     $    (388)         $  (3,771)      $     (633)
                                                                 =============    ===========        ==========      ===========



Loss per common share:                                           $     (0.20)     $   (0.09)         $   (0.64)     $     (0.14)
                                                                 =============    ===========        ==========      ===========

Weighted Average Shares Outstanding                                    5,925          4,459              5,883            4,459
                                                                 =============    ===========        ==========      ===========

                            (See accompanying notes.)

                            HOLMES PROTECTION GROUP,
                             INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)



                                                                                  June 30,                   December 31,
                                                                                    1997                         1996
                                                                             --------------------         -------------------
                                                                                 (Unaudited)
                                                                                                 (Restated)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $               1,446        $                990
  Accounts receivable, less allowance for doubtful accounts of
    $990  in 1997 and $973 in 1996                                                         8,510                       5,333
  Inventories                                                                              3,360                       2,795
  Prepaid expenses and other                                                               3,726                       2,448
                                                                             --------------------         -------------------
               Total current assets                                                       17,042                      11,566
                                                                             --------------------         -------------------

FIXED ASSETS, net                                                                         48,318                      47,198
SUBSCRIBER CONTRACTS, at cost, less accumulated amortization
    of $26,666 in 1997 and $25,137 in 1996                                                25,664                      19,650
TRADENAMES, less accumulated amortization of $2,130 in 1997 and
    $2,045 in 1996                                                                         3,979                       4,063
OTHER ASSETS                                                                               8,612                       7,917
                                                                             --------------------         -------------------
                                                                           $             103,615        $             90,394
                                                                             ====================         ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                     $               1,292        $                364
  Accounts payable and accrued expenses                                                    7,888                       7,290
  Deferred revenue                                                                         4,648                       3,969
  Customer deposits                                                                        2,909                       2,813
                                                                             --------------------         -------------------
               Total current liabilities                                                  16,737                      14,436
                                                                             --------------------         -------------------

LONG-TERM LIABILITIES:
  Long-term debt                                                                          18,663                       4,370
  Other long-term liabilities                                                              2,531                       2,503
  Deferred income taxes                                                                    8,691                      10,457
                                                                             --------------------         -------------------
               Total long-term liabilities                                                29,885                      17,330
                                                                             --------------------         -------------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000 authorized; none outstanding                         -                           -
  Common stock, $0.01 par value; 12,000 authorized shares; 6,070
      issued in 1997 and 5,835 issued in 1996                                                 61                          58
  Additional paid-in capital                                                             135,384                     133,251
  Accumulated deficit                                                                   (78,367)                    (74,596)
                                                                             --------------------         -------------------
                                                                                          57,078                      58,713
  Less- Treasury stock - 7 shares in 1997 and 1996 at cost                                  (85)                        (85)
                                                                             --------------------         -------------------
               Total shareholders' equity                                                 56,993                      58,628
                                                                             --------------------         -------------------
                                                                           $             103,615        $             90,394
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

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (Unaudited)

                                                                                                Six Months Ended
                                                                                          -----------------------------
                                                                                            June 30,          June 30,
                                                                                             1997              1996
                                                                                          ----------        ----------
                                                                                                    (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                                     $  (3,771)        $    (633)
    Adjustments to reconcile net income (loss) to cash provided by operating activities -
           Depreciation and amortization                                                      5,463             5,432
           Provision for doubtful accounts                                                       24               (58)
           Non-recurring charge                                                               1,500                --
           Deferred income taxes                                                             (1,766)             (204)
           Changes in operating assets and liabilities -
              (Increase) decrease in accounts receivable                                     (2,687)            1,107
              (Increase) decrease in inventories                                               (355)              167
              (Increase) decrease in prepaid expenses and other current assets               (1,277)              737
              Decrease in accounts payable and accrued expenses                                (358)           (1,811)
              Increase in customer deposits                                                      96               151
              Increase in deferred revenue                                                      356               171
              Decrease in pension and other liabilities                                        (210)             (536)
                                                                                          ----------        ----------
              Net cash (used in) provided by operating activities                            (2,985)             4,523
                                                                                          ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                                 (4,492)           (4,296)
    Acquisition of businesses, net of cash acquired                                          (6,365)               --
    Purchase of short-term investments                                                           --                --
    Maturities of short-term investments                                                         --             2,043
    Other                                                                                        (6)               --
                                                                                          ----------        ----------
               Net cash used by investing activities                                        (10,863)           (2,253)
                                                                                          ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt obligations                                                           13,800                --
    Proceeds from exercised stock options                                                       848                --
    Payment on other long-term debt                                                            (344)           (1,223)
    Payment on short-term borrowings                                                             --              (943)
                                                                                          ----------        ----------
               Net cash provided by (used in) financing activities                           14,304            (2,166)
                                                                                          ----------        ----------

               Net increase in cash and cash equivalents                                        456               104

CASH AND CASH EQUIVALENTS, beginning of period                                                  990               435
                                                                                          ----------        ----------

CASH AND CASH EQUIVALENTS, end of period                                                  $   1,446         $     539
                                                                                          ==========        ==========

CASH PAYMENTS FOR:
     Interest                                                                             $     306         $     337
     Income taxes                                                                         $     336         $     111

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of notes payable in connection with acquired businesses                     $     884         $      --
     Issuance of common stock in connection with acquired businesses                      $   1,288         $      --

                            (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      Notes to Interim Financial Statements

Note 1  Restatement

         Effective January 1, 1995, the Company changed its method of accounting for installation revenue with respect to the recording of non-refundable payments received from customers upon the completion of the installation of Company-owned systems. Previous to this change, the Company deferred the difference between these payments and the estimated selling costs and amortized such difference over the initial term of the non-cancelable customer monitoring and service contract (generally five years) (the "Deferral Method"). Following discussions with the staff of the Division of Corporation Finance of the Securities and Exchange Commission, in connection with a Registration Statement filed by the Company, the Company has determined to restate its consolidated financial statements for the interim periods of 1997 and the years ended December 31, 1996 and 1995 using the Deferral Method. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect such determination. This Deferral Method of recording revenue had no impact on the Company's liquidity or cash flows. The following table provides selected summarized financial information illustrating the effect of the restatement on the Company's consolidated financial statements for the three months and six months ended June 30, 1997 and June 30,1996:


                                                                       Three Months Ended

                                                      June 30, 1997                     June 30, 1996
                                             --------------------------------     -------------------
                                                As Originally                       As Originally
                                                   Reported       As Restated          Reported      As Restated
         ---------------------------------------------------------------------------------------------------------
         Revenue                                    $16,665           $16,584           $12,191          $12,350

         Loss before income taxes                    (1,607)           (1,688)             (741)            (582)

         Net Loss                                    (1,125)           (1,182)             (483)            (388)

         Loss per common share                        (0.19)            (0.20)            (0.11)           (0.09)
         ----------------------------------------------------------------------------------------------------------

                                                                   Six Months Ended

                                                      June 30, 1997                     June 30, 1996
                                             --------------------------------     -------------------
                                                As Originally                       As Originally
                                                   Reported       As Restated          Reported      As Restated
         ----------------------------------------------------------------------------------------------------------

         Revenue                                    $30,315           $30,284           $24,483          $24,655

         Loss before income taxes                    (5,356)           (5,387)             (909)            (737)

         Net Loss                                    (3,749)           (3,771)             (736)            (633)

         Loss per common share                        (0.64)            (0.64)            (0.17)           (0.14)
         ----------------------------------------------------------------------------------------------------------

Note 2 Financial Statements

         The restated consolidated statements of operations and statements of cash flows for the three month and six-month periods ended June 30, 1997 and 1996 and the restated balance sheet as of June 30, 1997 have been prepared by Holmes Protection Group, Inc. ("Holmes" or "the Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission. Results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the operating results expected for the full year. Interim statements are prepared on a basis consistent with year-end statements.

         In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of the operations of the Company. All such adjustments are of a normal recurring nature, except for the $1,500,000 pretax charge relating to the outsourcing agreement termination (See Note 3).

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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996

Revenues increased $4.2 million (34.3%) to $16.6 million in the second quarter of 1997 from $12.4 million in the second quarter of 1996. This increase was primarily attributable to an increase in installation revenue of $3.0 million (121.3%) from $2.4 million in the second quarter of 1996 to $5.4 million in the second quarter of 1997.

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

Loss from operations was $1.3 million for the second quarter of 1997 compared to a loss of $0.4 million for the second quarter of 1996, primarily as a result of the investment the Company has made in selling and marketing costs partially offset by increased revenues and related cost of sales.

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996

Revenues increased $5.6 million (22.8%) in the six months ended June 30, 1997 to $30.3 million from $24.7 million in the six months ended June 30, 1996. This increase was primarily attributable to an increase in installation revenue of $3.8 million (81.2%). Increased revenues from the One Service business and growth in the Company's recurring revenue base also contributed to the increase. The Company's annual recurring revenue base increased from $35.0 million at December 31, 1996 to $37.2 million at June 30, 1997, principally as a result of recurring revenues acquired during the fourth quarter of 1996 and the first half of 1997. The recurring revenue base at June 30, 1996 was $34.3 million.

Cost of sales increased 34.1% from $12.8 million in the six months ended June 30, 1996 to $17.2 million in the six months ended June 30, 1997. This increase was primarily the result of increased installation costs related to the growth in related revenue. Selling, general and administrative expenses were $11.0 million for the six months ended June 30, 1997 compared to $6.8 million for the same period of 1996. This increase is primarily related to costs associated with increased sales, marketing and administrative support as the Company implements its nation-wide growth strategy including its National Accounts operation. Depreciation and amortization expense was $5.5 million in the six months ended June 30, 1997 compared to $5.4 million in the six months ended June 30, 1996. Additionally, in the first quarter of 1997, the Company incurred a non-recurring charge of $1.5 million related to the termination of its Outsourcing Agreement with PremiTech (See Note 3).

Loss from operations reflected a loss of $4.9 million for the six months ended June 30, 1997 compared to a loss of $0.4 million for the six months ended June 30, 1996, primarily as a result of the investment the Company has made in selling and marketing costs and the non-recurring charge, as described above.

Liquidity and Capital Resources

Six months Ended June 30, 1997

Cash and cash equivalents increased by $0.4 million from $1.0 million to $1.4 million during the six months ended June 30, 1997. Net cash provided by financing activities was $14.3 million, offset by cash utilized by operating activities of $3.0 million and net cash utilized by investing activities of $10.9 million.

Net cash utilized by operating activities of $3.0 million principally consisted of cash provided by sales of electronic security services, adjusted for non-cash charges for depreciation and amortization, an increase in accounts receivable ($2.7 million), a decrease in accounts payable and accrued expenses ($0.4 million), an increase in prepaid expenses and other current assets ($1.3 million), and an increase in deferred revenue ($0.4 million).

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

On August 30, 1996, the Company entered into a credit agreement (the "Credit Agreement"), amended and restated as of December 31, 1996 and subsequently amended as of January 1, 1997, with Merita Bank Ltd. and Bank of Boston Connecticut (together, the "Banks") pursuant to which the Banks have agreed, subject to the terms and conditions set forth therein, to provide a two-year $25 million revolving credit facility to the Company, the borrowings pursuant to which would automatically convert into a five-year term loan on September 30, 1998. The Company's ability to obtain future borrowings under this credit facility is contingent upon its compliance with various financial covenants, tests and ratios, including those relating to (i) ratios of total debt to EBITDA, (ii) ratios of total debt to recurring monthly revenue, (iii) minimum debt service coverage, (iv) minimum net worth, (v) maximum capital expenditures and (vi) maximum subscriber attrition rate (as defined in the Credit Agreement). On June 30, 1997, the outstanding balance under the Credit Agreement was $18.3 million, including an outstanding irrevocable letter of credit of $1.0 million (See Note 3).

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

The forgoing information under this caption "Future Commitments and Cash Requirements" is set forth as of August 14, 1997, the date of filing of the Form 10-Q being amended by this Form 10-Q/A. For current information relating to the Company's liquidity and other matters set forth under such captions, see the Company's Form 10-Q/A for the quarterly period ended September 30, 1997.

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

                                           HOLMES PROTECTION GROUP, INC.
                                                   (Registrant)


Date:  December 29, 1997                   /s/ George V. Flagg
                                           ------------------------------------
                                           George V. Flagg
                                           President and Chief Executive Officer




Date:  December 29, 1997                   /s/ Lawrence R. Irving
                                           ------------------------------------
                                           Lawrence R. Irving
                                           Vice President - Finance