Form 10-Q/A
period 1997-09-30
HOLMES PROTECTION GROUP INC
filed 1997-12-29
CIK 926764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                         Commission file number 0-24510
                                                -------

                          HOLMES PROTECTION GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        06-1070719
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

440 Ninth Avenue, New York, New York                      10001-1695
(Address of principal executive offices)                  (Zip Code)

                                 (212) 760-0630
              (Registrant's telephone number, including area code)


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

         Certain statements in this Quarterly Report on Form 10-Q/A constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; cancellation rates of subscribers; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans; the Company's indebtedness; availability, terms and deployment of capital; availability of qualified personnel; and other factors detailed in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
          FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                      INDEX


PART I FINANCIAL INFORMATION                                                                          PAGE NO.
----------------------------                                                                          --------

Item 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1997 and 1996................................................................ 4

         Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996....................... 5

         Consolidated Statements of Cash Flows for the nine-month periods ended
         September 30, 1997 and 1996...................................................................... 6

         Notes to Financial Statements.................................................................... 7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................10

PART II OTHER INFORMATION
-------------------------

Item 6.  EXHIBITS.........................................................................................14

         Signatures.......................................................................................15


Part 1 -- Financial Information

Item 1 -- Financial Statements



                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (000's omitted, except earnings per share data)
                                   (Unaudited)

                                                                              Three Months Ended            Nine Months Ended
                                                                        ----------------------------   ---------------------------
                                                                        September 30,   September 30,  September 30,  September 30,
                                                                            1997           1996           1997           1996
                                                                          --------       --------       --------       --------
                                                                                 (Restated)                   (Restated)
REVENUES:
       Monitoring and service                                             $  9,853       $  8,745       $ 28,863       $ 26,757
       Installation                                                          6,731          3,191         15,162          7,845
       Franchise royalties, product sales and other                          1,842          1,223          4,684          3,212
                                                                          --------       --------       --------       --------
                               Total revenues                               18,426         13,159         48,709         37,814
                                                                          --------       --------       --------       --------
COST OF SALES (exclusive of depreciation and amortization shown below):
       Monitoring and service                                                5,654          4,394         15,415         13,263
       Installation                                                          4,123          1,767          9,200          3,884
       Franchise royalties, product sales and other                          1,481          1,079          3,820          2,902
                                                                          --------       --------       --------       --------
                               Total cost of sales                          11,258          7,240         28,435         20,049
                                                                          --------       --------       --------       --------

Selling, general and administrative                                          6,260          4,030         17,289         10,874
Depreciation and amortization                                                2,893          2,638          8,356          8,070
Non-recurring charge                                                          --             --            1,500           --
                                                                          --------       --------       --------       --------
                                                                            20,411         13,908         55,580         38,993
               Loss from operations                                         (1,985)          (749)        (6,871)        (1,179)
Other income                                                                   160            136            218            147

Interest expense, net                                                         (500)          (144)        (1,060)          (462)

Loss before income taxes                                                    (2,325)          (757)        (7,713)        (1,494)

Benefit  for income taxes                                                     (697)          (118)        (2,314)          (222)

               Net Loss                                                   $ (1,628)      $   (639)      $ (5,399)      $ (1,272)
                                                                          ========       ========       ========       ========


Loss per common share                                                     $  (0.26)      $  (0.13)      $  (0.90)      $  (0.28)
                                                                          --------       --------       --------       --------
Weighted Average Shares Outstanding                                          6,244          4,801          6,009          4,596
                                                                          ========       ========       ========       ========

                            (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)



                                                                                September 30,        December 31,
                                                                                    1997                 1996
                                                                                 ---------            ---------
                                                                                (Unaudited)
                                                                                            (Restated)
                                          ASSETS
                                          ------
CURRENT ASSETS:
  Cash and cash equivalents                                                             87            $     990
  Accounts receivable, less allowance for doubtful accounts of
    $1,111 in 1997 and $973 in 1996                                              $  11,579                5,333
  Inventories                                                                        4,857                2,795
  Prepaid expenses and other                                                         4,364                2,448
                                                                                 ---------            ---------
               Total current assets                                                 20,887               11,566
                                                                                 ---------            ---------
FIXED ASSETS, net                                                                   49,602               47,198
SUBSCRIBER CONTRACTS, at cost, less accumulated amortization
    of $27,491 in 1997 and $25,137 in 1996                                          27,732               19,650
TRADENAMES, less accumulated amortization of $2,173 in 1997 and
    $2,045 in 1996                                                                   3,936                4,063
OTHER ASSETS                                                                         8,769                7,917
                                                                                 ---------            ---------
                                                                                 $ 110,926            $  90,394
                                                                                 =========            =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                           $  24,227            $     364
  Accounts payable and accrued expenses                                              9,584                7,290
  Deferred revenue                                                                   4,588                3,969
  Customer deposits                                                                  2,456                2,813
                                                                                 ---------            ---------
               Total current liabilities                                            40,855               14,436
                                                                                 ---------            ---------
LONG-TERM LIABILITIES:
  Long-term debt                                                                     1,205                4,370
  Other long-term liabilities                                                        2,750                2,503
  Deferred income taxes                                                              7,919               10,457
                                                                                 ---------            ---------
               Total long-term liabilities                                          11,874               17,330
                                                                                 ---------            ---------
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000 authorized; none outstanding                  --                   --
  Common stock, $0.01 par value; 12,000 authorized shares; 6,317
      issued in 1997 and 5,835 issued in 1996                                           63                   58
  Additional paid-in capital                                                       138,214              133,251
  Accumulated deficit                                                              (79,995)             (74,596)
                                                                                 ---------            ---------
                                                                                    58,282               58,713
  Less- Treasury stock - 7 shares in 1997 and 1996 at cost                             (85)                 (85)
                                                                                 ---------            ---------
               Total shareholders' equity                                           58,197               58,628
                                                                                 ---------            ---------
                                                                                 $ 110,926            $  90,394
                                                                                 =========            =========

                            (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                   September 30,       September 30,
                                                                                       1997                1996
                                                                                     --------            --------
                                                                                              (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                                $ (5,399)           $ (1,272)
    Adjustments to reconcile net income (loss) to cash provided by operating activities -
           Depreciation and amortization                                                8,356               8,070
           Provision for doubtful accounts                                                115                (109)
           Non-recurring charge                                                         1,500                  --
           Deferred income taxes                                                       (2,538)               (372)
           Changes in operating assets and liabilities -
              Increase in accounts receivable                                          (5,721)               (195)
              Increase in inventories                                                  (1,825)               (231)
              Increase in prepaid expenses and other current assets                    (1,944)               (148)
              Increase (decrease) in accounts payable and accrued expenses              1,160              (2,833)
              (Decrease) increase in customer deposits                                   (357)                672
              Increase in deferred revenue                                                281                (174)
              Decrease in pension and other liabilities                                  (265)               (947)
                                                                                     --------            --------
              Net cash (used in) provided by operating activities                      (6,637)              2,461
                                                                                     --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                           (7,629)             (6,755)
    Acquisition of businesses, net of cash acquired                                    (6,874)                 --
    Purchase of short-term investments                                                     --                  --
    Maturities of short-term investments                                                   --               2,043
    Other                                                                                  62                  --
                                                                                     --------            --------
               Net cash used by investing activities                                  (14,441)             (4,712)
                                                                                     --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt obligations                                                     19,500               8,496
    Proceeds from sale of common stock                                                   --                12,252
    Proceeds from exercised stock options                                               1,386                --
    Payment on secured note and other long-term debt                                     --                (6,188)
    Payment on other long-term debt                                                      (711)               (323)
    Payment on short-term borrowings                                                     --                  (943)
                                                                                     --------            --------
               Net cash provided by financing activities                               20,175              13,294
                                                                                     --------            --------

               Net (decrease) increase in cash and cash equivalents                      (903)             11,043

CASH AND CASH EQUIVALENTS, beginning of period                                            990                 435
                                                                                     --------            --------

CASH AND CASH EQUIVALENTS, end of period                                             $     87            $ 11,478
                                                                                     ========            ========

CASH PAYMENTS FOR:
     Interest                                                                        $    749            $    503
     Income taxes                                                                    $    351            $    117

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of notes payable in connection with acquired businesses                $  1,147            $     --
     Issuance of common stock in connection with acquired businesses                 $  3,582            $     --


                            (See accompanying notes.)

                 HOLMES PROTECTION GROUP, INC. AND SUBSIDIARIES
                      Notes to Interim Financial Statements
Note 1  Restatement

         Effective January 1, 1995, the Company changed its method of accounting for installation revenue with respect to the recording of non-refundable payments received form customers upon the completion of the installation of Company-owned systems. Previous to this change, the Company deferred the difference between these payments and the estimated selling costs and amortized such difference over the initial term of the non-cancelable customer monitoring and service contract (generally five years) (the "Deferral Method"). Following discussions with the staff of the Division of Corporation Finance of the Securities and Exchange Commission, in connection with a Registration Statement filed by the Company, the Company has determined to restate its consolidated financial statements for the interim periods of 1997 and the years ended December 31, 1996 and 1995 using the Deferral Method. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect such determination. This Deferral Method of recording revenue had no impact on the Company's liquidity or cash flows. The following table provides selected summarized financial information illustrating the effect of the restatement on the Company's consolidated financial statements for the three months and nine months ended September 30, 1997 and September 30, 1996:

                                                                      Three Months Ended

                                                       September 30, 1997                September 30, 1996
                                                -----------------------------       ---------------------------
                                                As Originally                       As Originally
                                                  Reported        As Restated         Reported      As Restated
         ------------------------------------------------------------------------------------------------------
         Revenue                                  $18,584           $18,426           $13,037          $13,159

         Loss before income taxes                  (2,167)           (2,325)             (879)            (757)

         Net Loss                                  (1,517)           (1,628)             (712)            (639)

         Loss per common share                      (0.24)            (0.26)            (0.15)           (0.13)
         ------------------------------------------------------------------------------------------------------

                                                                       Nine Months Ended

                                                       September 30, 1997                September 30, 1996
                                                -----------------------------       ----------------------------
                                                As Originally                       As Originally
                                                   Reported       As Restated          Reported      As Restated
         -------------------------------------------------------------------------------------------------------
         Revenue                                   $48,899           $48,709           $37,520          $37,814

         Loss before income taxes                   (7,523)           (7,713)           (1,788)          (1,494)

         Net Loss                                   (5,266)           (5,399)           (1,448)          (1,272)

         Loss per common share                       (0.88)            (0.90)            (0.32)           (0.28)
         -------------------------------------------------------------------------------------------------------

                                        7

Note 2 Financial Statements

         The restated consolidated statements of operations and statements of cash flows for the three month and nine-month periods ended September 30, 1997 and 1996 and the restated balance sheet as of September 30, 1997 have been prepared by Holmes Protection Group, Inc. ("Holmes" or "the Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission. Results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the operating results expected for the full year. Interim statements are prepared on a basis consistent with year-end statements.

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

Note 6 Credit Facility

         At September 30, 1997, the Company had $1.0 million of borrowing capacity remaining under its bank credit agreement and was not in compliance with certain of the financial covenants contained in the credit agreement. The banks waived such non compliance for periods prior to or ending on such date.

         Management has determined that the Company was not in compliance as of October 31, 1997, with certain of the financial covenants contained in the credit agreement referred to above and does not expect it will be in compliance with the covenants for November and December 1997. Accordingly, the Company has obtained waivers from its banks waving such non compliance through and including December 31, 1997.

         As a result of the Company's non compliance with its credit agreement, the Company has classified the indebtedness under its bank credit agreement ($23,000,000) from long-term debt to current debt. However, the banks have not accelerated, or taken any action to change the payment status of such debt.

Note 7 Subsequent Events

         Pursuant to agreements under which the Company acquired certain security services businesses, the sellers of the businesses may elect, on or after January 1 , 1998, to surrender to the Company for cancellation the shares of common stock of the Company that were issued to them in connection with such acquisitions if the Company has not effected the registration of such shares under the Securities Act of 1933 prior to such date, and the Company would be required to pay such sellers the purchase price in cash. The Company may be unable to effect such registration by such date. In such event, the Company would seek to obtain extensions of such date from the sellers. If such extensions were not provided and all of the sellers exercised such elections, the total maximum amount of cash that would be payable to the sellers by the Company would be approximately $4,000,000. The Company is engaged in discussions for a guarantee or other arrangement that would provide funding for such obligations if they become due but does not have commitments for any such arrangement.

         The Company is a defendant in certain litigation seeking damages for property loss of approximately $2,000,000 to $3,000,000 (in addition, plaintiff would be entitled to 9% interest from 1991 on any amount recovered) as to which the Company has been informed that there remains only about $200,000 to $300,000 of coverage under its primary insurance layer. In addition, a question has arisen as to whether, if damages awarded exceed the $1,000,000 primary layer, the carrier for the next layer of coverage (for $5,000,000) will respond to the alleged damages being sought in this litigation. The Company does not believe that a coverage question exists as to the carrier providing the third layer of coverage (an additional $5,000,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement
-----------

Effective January 1, 1995, the Company changed its method of accounting for installation revenue with respect to the recording of non-refundable payments received from customers upon the completion of the installation of Company owned systems. Previous to this change, the Company deferred the difference between these payments and the estimated selling costs and amortized such difference over the initial term of the non-cancelable customer monitoring and service contract (generally five years) (the "Deferral Method"). Following discussions with the staff of the Division of Corporation of Finance of the Securities and Exchange Commission, in connection with a Registration Statement filed by the Company, the Company has determined to restate its consolidated financial statements for the interim periods of 1997 and the years ended December 31, 1996 and 1995 using the Deferral Method. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect such determination. This Deferral Method of recording revenue had no impact on the Company's liquidity or cash flows.

Three Months Ended September 30, 1997 Compared with Three Months Ended
----------------------------------------------------------------------
September 30, 1996
------------------

Revenues increased $5.2 million (40.0%) to $18.4 million in the third quarter of 1997 from $13.2 million in the third quarter of 1996. This increase was primarily attributable to an increase in installation revenue of $3.5 million (110.9%) from $3.2 million in the third quarter of 1996 to $6.7 million in the third quarter of 1997 resulting from increased sales due to the Company's expansion of its branch and National Account operations. In addition, monitoring and service revenue increased $1.1 million (12.7%) from $8.8 million in the third quarter of 1996 to $9.9 million in the third quarter of 1997. Increased revenues from the Company's One Service business also contributed to the increase.

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

Loss before income taxes was $2.3 million for the third quarter of 1997 compared to a loss of $0.8 million for the third quarter of 1996, primarily as a result of the selling ,marketing and general and administrative costs relating to the Company's expansion into new geographical markets which was partially offset by margins on increased revenues.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended
--------------------------------------------------------------------
September 30, 1996
------------------

Revenues increased $10.9 million (28.8%) in the nine months ended September 30, 1997 to $48.7 million from $37.8 million in the nine months ended September 30, 1996. This increase was primarily attributable to an increase in installation revenue of $7.3 million (93.3%) resulting from increased sales due to the Company's expansion of its branch operations and National Accounts operation. An increase in monitoring and service revenue of $2.1 million (7.9%) and increased revenues from the One Service business also contributed to the increased revenues. The Company's annual recurring revenue base increased from $35.0 million at December 31, 1996 to $38.3 million at September 30, 1997, resulting from recurring revenues acquired during 1997. The recurring revenue base at September 30, 1996 was $34.3 million. The Company's backlog of orders increased to $10.8 million at September 30, 1997 versus $5.6 million at September 30, 1996. The backlog of orders was $6.0 million at December 31, 1996.

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

Loss before income taxes reflected a loss of $7.7 million for the nine months ended September 30, 1997 compared to a loss of $1.5 million for the nine months ended September 30, 1996, primarily as a result of the selling ,marketing and general and administrative costs relating to the Company's expansion into new geographical markets partially offset by margins on increased revenues.

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

The information in the following paragraphs is set forth as of the date of filing of this Form 10-Q/A:

At September 30, 1997 the Company had $1.0 million of borrowing capacity remaining under its bank credit agreement and was not in compliance with certain of the financial covenants contained in the credit agreement. The banks waived such non compliance for periods prior to or ending on such date.

Management has determined that the Company was not in compliance as of October 31, 1997, with certain of the financial covenants contained in the credit agreement referred to above and does not expect it will be in compliance with the covenants for November and December 1997. Accordingly, the Company has obtained waivers from its banks waving such non compliance through and including December 31, 1997.

As a result of the Company's non compliance with its credit agreement, the Company has classified the indebtedness under its bank credit agreement ($23,000,000) from long-term debt to current debt. However, the banks have not accelerated, or taken any action to change the payment status of such debt.

The Company does not presently have any remaining loan availability under the above credit agreement, and the Company is continuing its discussions with the banks with regard to additional financing required to meet its short-term operating and working capital needs. However, the Company does not presently have any commitment from the banks for any such waiver or for additional financing. The Company is also in discussions with its banks to amend the credit agreement covenants.

The Company continues to experience significant working capital constraints resulting in part from its rapid sales growth and capital required to expand its operations in new geographic markets. The Company is continuing its exploration of strategic alternatives, including a possible sale of the business, as referred to above. If the Company is unable to achieve a sales or other strategic transaction in the near term, the Company will continue to experience significant working capital constraints, and the Company can provide no assurance that it will be able to obtain the additional financing necessary to provide for its short-term operating and working capital needs.

The Company's independent public accountants, Arthur Andersen LLP, have informed the Company that, if the Company is unable to obtain additional financing and amend its present credit agreement, its report on the financial statements for the year ending December 31, 1997, may be modified because of substantial doubt about the Company's ability to continue as a going concern.

Pursuant to agreements under which the Company acquired certain security services businesses, the sellers of the businesses may elect, on or after January 1, 1998 to surrender to the Company for cancellation the shares of common stock of the Company that were issued to them in connection with such acquisitions if the Company has not effected the registration of such shares under the Securities Act of 1933 prior to such date, and the Company would be required to pay such sellers the purchase price in cash. The Company may be unable to effect such registration by such date. In such event, the Company would seek to obtain extensions of such date from the sellers. If such extensions were not provided and all of the sellers exercised such elections, the total maximum amount of cash that would be payable to the sellers by the Company would be approximately $4,000,000. The Company is engaged in discussions for a guarantee or other arrangement that would provide funding for such obligations if they become due but does not have commitments for any such arrangement.

The Company is a defendant in certain litigation seeking damages for property loss of approximately $2,000,000 to $3,000,000 (in addition, plaintiff would be entitled to 9% interest from 1991 on any amount recovered) as to which the Company has been informed that there remains only about $200,000 to $300,000 of coverage under its primary insurance layer. In addition, a question has arisen as to whether, if damages awarded exceed the $1,000,000 primary layer, the carrier for the next layer of coverage (for $5,000,000) will respond to the alleged damages being sought in this litigation. The Company does not believe that a coverage question exists as to the carrier providing the third layer of coverage (an additional $5,000,000).

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